Form 10-Q
period 1995-03-31
DAVOX CORP
filed 1995-05-05
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________

                        Commission file number 0-15578

                               DAVOX CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                       No. 02-0364368
     (State or other jurisdiction          (I.R.S. Employer
         of incorporation)               Identification Number)

                            6 Technology Park Drive
                                Westford, Masschusetts                 01886
                       (Address of principal executive offices)      (Zip Code)

                          Telephone:  (508) 952-0200
             (Registrant's telephone number, including area code)

                       ----------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X  NO
                                   -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of April 25, 1995: 6,620,420 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:                                     Page No.
                                                                     -------
          Consolidated Balance Sheets as of March 31, 1995
          (unaudited) and December 31, 1994                             3

          Unaudited Consolidated Statements of Operations
          for the three months ended March 31, 1995 and
          1994                                                          4

          Unaudited Consolidated Statements of Cash Flows
          for the three months ended March 31, 1995
          and 1994                                                      5

          Notes to Consolidated Financial Statements                    6 - 7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  8 - 10


PART II.  OTHER INFORMATION
   Item 1.  Legal Proceedings                                           11

   Item 6.  Exhibits and Reports on Form 8-K                            11

            Signatures                                                  11


                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,             December 31,
                                                                                       1995                    1994
                                                                                    (unaudited)              (audited)
                                                                                 ---------------         ---------------
                                                              ASSETS
Current assets:
        Cash and cash equivalents                                                    $ 7,833,872             $ 5,277,780
         Accounts receivable, net of reserves of
               $582,397 in 1995 and $637,672 in 1994                                   4,173,986               4,699,719
        Inventories                                                                      752,084                 767,794
        Prepaid expenses and other current assets                                        159,750                 209,020
                                                                                 ---------------         ---------------
              Total current assets                                                    12,919,692              10,954,313

 Property and equipment, net                                                           2,373,143               2,536,759
 Capitalized software development costs, net                                             816,857                 958,910
 Other assets, net                                                                       274,648                 327,135
                                                                                 ---------------         ---------------
                                                                                     $16,384,340             $14,777,117
                                                                                 ===============         ===============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current maturities of long-term debt                                         $   104,486             $   108,459
        Accounts payable                                                               2,227,316               2,530,656
        Accrued expenses                                                               3,547,251               3,819,782
        Customer deposits                                                                583,687                 830,295
        Deferred revenue                                                               3,304,880               1,858,241
                                                                                 ---------------         ---------------
              Total current liabilities                                                9,767,620               9,147,433
                                                                                 ---------------         ---------------
Long-term debt, net of current maturities                                                112,216                 137,788
                                                                                 ---------------         ---------------
Commitments and contingencies

Stockholders' equity:
        Common stock, $.10 par value  -
            Authorized - 10,000,000 shares
            Issued - 6,621,030 shares in 1995
              and 6,580,295 shares in 1994                                               662,103                 658,030
        Capital in excess of par value                                                42,017,979              41,922,005
        Accumulated deficit                                                          (36,151,432)            (37,063,993)
                                                                                 ---------------         ---------------
                                                                                       6,528,650               5,516,042
            Less - treasury stock, 2,807 shares at cost                                  (24,146)                (24,146)
                                                                                 ---------------         ---------------
               Total stockholders' equity                                              6,504,504               5,491,896
                                                                                 ---------------         ---------------
                                                                                     $16,384,340             $14,777,117
                                                                                 ===============         ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                                                For the three months
                                                  ended March 31,
                                              -----------------------------

                                                 1995            1994
                                                 ----            ----
Product revenue                                  $5,143,427      $4,279,590
Service revenue                                   3,397,674       3,191,394
                                              -------------    ------------
      Total revenues                              8,541,101       7,470,984
                                              -------------    ------------

Cost of product revenue                           1,719,437       2,097,631
Cost of service revenue                           2,207,225       2,293,472
                                              -------------    ------------
      Total cost of revenues                      3,926,662       4,391,103
                                              -------------    ------------

      Gross profit                                4,614,439       3,079,881
                                              -------------    ------------

Research, development and engineering expenses      935,736         948,094
Selling, general and administrative expenses      2,730,391       3,425,968
                                              -------------    ------------
        Total operating expenses                  3,666,127       4,374,062
                                              -------------    ------------

      Income (loss) from operations                 948,312      (1,294,181)

Interest income                                      71,437           8,630
Interest expense                                      5,792           9,064
                                              -------------    ------------

      Income (loss) before provision
          for income taxes                        1,013,957      (1,294,615)
Provision for income taxes                          101,396       - - - -
                                              -------------    ------------

        Net income (loss)                        $  912,561     ($1,294,615)
                                              =============    ============


Net income (loss) per common and                      $0.12          ($0.24)
    common equivalent share                   =============    ============

Weighted average number of common and
    common equivalent shares outstanding          7,449,435       5,366,961
                                              =============    ============

      The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                    For the three months
                                                                                       ended March 31,
                                                                             ---------------------------------
Cash flows from operating activities:                                           1995                 1994
                                                                             -------------        ------------
  Net income (loss)                                                              $912,561         ($1,294,615)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities -
     Depreciation and amortization                                                561,525             774,213
     Provision for losses on accounts receivable                                   74,456             152,071
     Changes in assets and liabilities -
         Accounts receivable                                                      451,277             (68,772)
         Inventories                                                               15,710             130,371
         Prepaid expenses                                                          49,270             (95,748)
         Accounts payable                                                        (303,340)           (323,360)
         Accrued expenses                                                        (134,777)           (506,887)
         Restructuring costs                                                     (137,754)            - - - -
         Customer deposits                                                       (246,608)            472,122
         Deferred revenue                                                       1,446,639           1,653,396
                                                                             -------------        ------------
         Net cash provided by operating activities                              2,688,959             892,791
                                                                             -------------        ------------
Cash flows from investing activities:
  Purchase of property and equipment                                             (201,311)           (586,149)
  Increase in other assets                                                         (2,058)            (86,759)
  Capitalized software development costs                                         - - - -             (132,840)
                                                                             -------------        ------------
         Net cash used in investing activities                                   (203,369)           (805,748)
                                                                             -------------        ------------
Cash flows from financing activities:
  Principal payments for long-term debt                                           (29,545)            (39,434)
  Proceeds from exercise of stock options                                          88,347              76,255
  Proceeds from exercise of employee stock purchase plan                           11,700               5,511
                                                                             -------------        ------------
Net cash provided by financing activities                                          70,502              42,332
                                                                             -------------        ------------
Net increase in cash and cash equivalents                                       2,556,092             129,375

Cash and cash equivalents at beginning of period                                5,277,780           2,718,249
                                                                             -------------        ------------
Cash and cash equivalents at end of period                                     $7,833,872          $2,847,624
                                                                             =============        ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                     $    5,792          $    9,064
                                                                             =============        ============

Other transactions not affecting cash:
  Acquisition of equipment under
   capital lease obligation                                                    $      -              $190,812
                                                                             =============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1.  Basis of Preparation

       The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578, which was filed with the Securities and Exchange Commission on February 17, 1995. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1995 may not be indicative of the results that may be expected for the full fiscal year.


2.  Principles of Consolidation

       The accompanying consolidated financial statements at March 31, 1995 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.  Inventories

       Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market and consist of the following:

                             March 31,   December 31,
                               1995          1994
                            (unaudited)    (audited)
                            -----------  -------------

       Raw materials and
         subassemblies....    $ 36,068       $ 59,916
       Work-in-process....     468,518        503,505
       Finished goods.....     247,498        204,373
                              --------       --------
                              $752,084       $767,794
                              ========       ========

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (unaudited)


3.  Inventories (continued)

       Subassemblies, work-in-process and finished goods inventories include material and sub-contract labor. Internal labor and overhead are not significant.


4.  Capitalization of Software Development Costs

       A change has occurred in the Company's current development cycle such that the period between the attainment of technological feasibility and the first commercial shipment of a software enhancement has shortened, and the level of capitalizable costs incurred are no longer material. Accordingly, during the three months ended March 31, 1995, there were no software development costs capitalized. Approximately $142,000 of capitalized software development costs were amortized to expense during the three months ended March 31, 1995.


5.  Provision for Income Taxes

       The Company has significant available net operating loss carryforwards. However, the Company provided for federal alternative minimum tax and certain income taxes in states which do not allow for net operating loss carryforwards.


6.  Net Income (loss) Per Share

       Net income per share for the three months ended March 31, 1995 was computed based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period. Common stock equivalents were not considered in computing the net loss per share in the three months ended March 31, 1994, as the effect would have been antidilutive.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  Total revenues for the first quarter of 1995 increased 14.3% compared to the same period in 1994.

  Product revenue for the first quarter of 1995 increased by 20.2% compared to the same period in 1994. The increase was caused by heightened demand for the Unison call center management system in all markets.

  Product cost of revenue as a percentage of product revenue for the first quarter of 1995 decreased 15.6% compared to the first quarter of 1994. This decrease was attributable to a continued shift to higher margin software products associated with the Unison product, and significantly lower overhead costs resulting from the June 1994 restructuring. These decreases were partially offset by an inventory provision relative to the phaseout of certain older product lines.

  Service revenue for the first quarter of 1995 increased by 6.5% compared to the first quarter of 1994 due to increased maintenance revenue related to growth in the number of the Company's customers.

  Service cost of revenue as a percentage of service revenue for the first quarter of 1995 decreased 6.9% compared to the same period in 1994. This decrease was attributable to lower third party maintenance costs and associated third party repair costs.

  Research, development and engineering expenses decreased 1.3% for the first quarter of 1995 compared to the same period in 1994. As a percentage of total revenues, research, development and engineering expenses decreased by 1.7%, from 12.7% to 11.0% for the first quarter of 1994 and 1995, respectively. These decreases were mostly attributable to the increase in total revenues, and to reduced utilization of consultants.

  Selling, general and administrative (SG&A) expenses for the first quarter of 1995 compared to the same period in 1994 decreased 20.3%. As a percentage of total revenues, SG&A expenses decreased 13.9% from 45.9% to 32.0% for the first quarter of 1994 and 1995, respectively. These decreases were attributable to the increase in total revenues, as well as lower personnel costs and decreased rent expense resulting from the June 1994 restructuring.

  Interest income in 1995 was derived primarily from money market investments. Interest income increased 727.8% in the first quarter of 1995 compared to the same period in 1994. The increase reflects the significantly higher average cash balances in 1995 compared to 1994.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


  Interest expense in 1995 was attributable to capital lease obligations. Interest expense decreased 36.1% in the first quarter of 1995 compared to the same period in 1994. This decrease reflects an overall decrease in outstanding debt.

  The Company's net income of $912,561 in the first quarter of 1995 compares to net loss of $1,294,615 for the same period in 1994.


RESTRUCTURING

  In response to lower revenue, the Company implemented a restructuring program in the second quarter of 1994. The restructuring was intended to refocus the strategic direction of the Company to exploit the full potential of the Unison product line and maintain the Company's operating expenses in line with the revised revenue plan. As a result of this program, the Company hired a new Chief Executive Officer and a new Chief Financial Officer. This restructuring resulted in a 21% reduction in the Company's work force worldwide.

  The company offered or was contractually committed to severance packages of up to fifteen months' salary. Additionally, the Company accelerated the phaseout of certain older product lines, necessitating the write-down of certain assets. In total, the restructuring cost was approximately $3,379,000, of which approximately $463,000 of severance payments and other costs have yet to be paid as of March 31, 1995. The restructuring charge reflects approximately $1,487,000 of severance related costs and $1,892,000 related to the phaseout of certain older product lines. There have been no non-cash adjustments to the accrual during the quarter ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1995, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $7,834,000. As of the end of fiscal year 1994, the Company's cash and cash equivalent balances were approximately $5,278,000. This increase was due to the collection of deferred annual maintenance contracts as well as the favorable operating results. In addition the company has an agreement for a secured, demand working capital line of credit with a bank for up to $2 million based on eligible receivables. There were no outstanding balances as of March 31, 1995.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


  At March 31, 1995, the working capital of the Company increased to approximately $3,152,000 from approximately $1,807,000 as of December 31, 1994. The increase was primarily attributable to the net profit of $912,561 for the first three months of 1995. Total assets during the same period of time increased to approximately $16,384,000 from approximately $14,777,000. The increase was primarily due to the cash generated by operations.

  Management believes, based on the current operating plan, that the Company's existing cash and cash equivalents, cash generated from operations, and amounts available under its secured, working capital line of credit will be sufficient to meet the Company's cash requirements for the foreseeable future.

                         PART II.   OTHER INFORMATION


   Item 1.  Legal Proceedings

            There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1994.

   Item 6.  Exhibits and Reports on Form 8-K

            (a)  List of Exhibits

                 Exhibit
                 Number                Description of Exhibit
                 -------               ----------------------
                   27          Article 5-Summary Financial Data Schedule

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                  Signatures



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            DAVOX CORPORATION


Date:  May 4, 1995          By: /s/ Alphonse M. Lucchese
                               -------------------------
                               Alphonse M. Lucchese
                               President, Chief
                               Executive Officer and
                               Chairman (Principal
                               Executive Officer)



Date:  May 4, 1995          By: /s/ John J. Connolly
                               ---------------------
                               John J. Connolly
                               Vice President of Finance
                               and Chief Financial Officer
                               (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number              Description of Exhibit                  Page
- --------------              ----------------------                  ----
     27              Article 5-Summary Financial Data Schedule