Form 10-Q
period 1995-06-30
DAVOX CORP
filed 1995-08-04
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                          __________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X  NO
                                     ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of July 26, 1995: 6,745,304 shares.

                        DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX


PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements:                                   Page No.
                                                                    -------

           Consolidated Balance Sheets as of
           June 30, 1995 (unaudited) and December 31, 1994             3

           Unaudited Consolidated Statements of Operations
           for the three months and six months ended
           June 30, 1995 and 1994                                      4

           Unaudited Consolidated Statements of Cash Flows
           for the six months ended June 30, 1995
           and 1994                                                    5

           Notes to Consolidated Financial Statements                  6 - 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8 - 10


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                          11

   Item 6.  Exhibits and Reports on Form 8-K                           11

   Signatures                                                          12

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED  BALANCE SHEETS

                                                        June 30,                  December 31,
                                                          1995                       1994
                                                       (unaudited)                 (audited)
                                                   -------------------       -------------------
                             ASSETS

Current assets:
     Cash and cash equivalents                            $ 10,026,861              $ 5,277,780
     Accounts receivable, net of reserves of
           $526,654 in 1995 and $637,672 in 1994             4,298,333                4,699,719
     Inventories                                               691,611                  767,794
     Prepaid expenses and other current assets                 108,618                  209,020
                                                   -------------------       -------------------
           Total current assets                             15,125,423               10,954,313

Property and equipment, net                                  2,282,543                2,536,759
Capitalized software development costs, net                    674,804                  958,910
Other assets, net                                              243,150                  327,135
                                                   -------------------       -------------------
                                                          $ 18,325,920              $14,777,117
                                                   ===================       ===================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                 $    105,508              $   108,459
     Accounts payable                                        2,099,026                2,530,656
     Accrued expenses                                        3,460,684                3,819,782
     Customer deposits                                       1,653,627                  830,295
     Deferred revenue                                        3,171,026                1,858,241
                                                   -------------------       -------------------
           Total current liabilities                        10,489,871                9,147,433
                                                   -------------------       -------------------

Long-term debt, net of current maturities                       86,001                  137,788
                                                   -------------------       -------------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.10 par value  -
        Authorized - 10,000,000 shares
        Issued - 6,738,718 shares in 1995
          and 6,580,295 shares in 1994                         673,872                  658,030
     Capital in excess of par value                         42,170,853               41,922,005
     Accumulated deficit                                  (35,070,531)             (37,063,993)
                                                   -------------------       -------------------
                                                             7,774,194                5,516,042
        Less - treasury stock, 2,807 shares at cost           (24,146)                 (24,146)
                                                   -------------------       -------------------
            Total stockholders' equity                       7,750,048                5,491,896
                                                   -------------------       -------------------
                                                          $ 18,325,920              $14,777,117
                                                   ===================       ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                              For the three months             For the six months
                                                ended June 30,                  ended June 30,
                                      -------------------------------- ---------------------------------

                                             1995            1994            1995              1994
                                             ----            ----            ----              ----
Product revenue                             $5,424,073      $2,953,436     $10,567,500        $7,233,026
Service revenue                              3,592,011       3,143,910       6,989,685         6,335,304
                                      ----------------  --------------  --------------  ----------------
      Total revenues                         9,016,084       6,097,346      17,557,185        13,568,330

Cost of product revenue                      1,617,464       1,475,334       3,336,901         3,572,965
Cost of service revenue                      2,380,160       2,432,418       4,587,385         4,725,890
                                      ----------------  --------------  --------------  ----------------
      Total cost of revenues                 3,997,624       3,907,752       7,924,286         8,298,855

      Gross profit                           5,018,460       2,189,594       9,632,899         5,269,475

Research, development and
        engineering expenses                 1,027,974         867,317       1,963,710         1,815,411
Selling, general and administrative
        expenses                             2,894,686       3,491,517       5,625,077         6,917,484
Restructuring costs                          - - - -         3,379,031       - - - -           3,379,031
                                      ----------------  --------------  --------------  ----------------

        Total operating expenses             3,922,660       7,737,865       7,588,787        12,111,926

      Income (loss) from operations          1,095,800      (5,548,271)      2,044,112        (6,842,451)

Interest income                                110,395          12,021         181,832            20,651
Interest expense                                 5,109           6,744          10,901            15,808
                                      ----------------  --------------  --------------  ----------------

      Income (loss) before provision
          for income taxes                   1,201,086     (5,542,994)       2,215,043       (6,837,608)
Provision for income taxes                     120,185      - - - -             221,581       - - - -
                                      ----------------  --------------  --------------  ----------------

        Net income (loss)                $   1,080,901    ($5,542,994)   $   1,993,462      ($6,837,608)
                                      ================  ==============  ==============  ================

Net income (loss) per common and                $0.14          ($1.03)          $0.26            ($1.27)
  common equivalent share             ================  ==============  ==============  ================

Weighted average number of common and
  common equivalent shares outstanding       7,659,518       5,366,961       7,554,671         5,366,961
                                      ================  ==============  ==============  ================

  The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                 For the six months
                                                                   ended June 30,
                                                        ------------------------------------

Cash flows from operating activities:                         1995                  1994
                                                        ---------------      ----------------
  Net income (loss)                                         $1,993,462           ($6,837,608)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities -
     Depreciation and amortization                           1,259,232             1,838,850
     Provision for losses on accounts receivable               151,744               194,453
     Changes in assets and liabilities -
         Accounts receivable                                   249,642             2,167,341
         Inventories                                            76,183               794,533
         Prepaid expenses and other current assets             100,402               (68,995)
         Accounts payable                                     (431,630)              230,641
         Accrued expenses                                       (1,125)             (588,867)
         Restructuring costs                                  (357,973)             1,554,460
         Customer deposits                                     823,332               574,105
         Deferred revenue                                    1,312,785             1,170,085
                                                        ---------------      ----------------
         Net cash provided by operating activities           5,176,054             1,028,998
                                                        ---------------      ----------------

Cash flows from investing activities:
  Purchase of property and equipment                          (635,349)             (823,342)
  Increase in other assets                                      (1,576)              (81,034)
  Capitalized software development costs                      - - - -               (309,961)
                                                        ---------------      ----------------
         Net cash used in investing activities                (636,925)           (1,214,337)
                                                        ---------------      ----------------

Cash flows from financing activities:
  Principal payments for long-term debt                        (54,738)              (68,388)
  Proceeds from exercise of stock options                      252,990                76,255
  Proceeds from exercise of employee stock purchase plan        11,700                 5,511
                                                        ---------------      ----------------
Net cash provided by financing activities                      209,952                13,378
                                                        ---------------      ----------------

Net increase (decrease) in cash and cash equivalents         4,749,081              (171,961)

Cash and cash equivalents at beginning of period             5,277,780             2,718,249
                                                        ---------------      ----------------

Cash and cash equivalents at end of period                 $10,026,861            $2,546,288
                                                        ===============      ================

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest               $      10,901        $       15,808
                                                        ===============      ================

  Acquisition of equipment under
   capital lease obligation                              $          -               $190,812
                                                        ===============      ================

  The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   Basis of Preparation

          The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 which was filed with the Securities and Exchange Commission on February 17, 1995. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six month period ended June 30, 1995 may not be indicative of the results that may be expected for the full fiscal year.


2.   Principles of Consolidation

          The accompanying consolidated financial statements at June 30, 1995 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   Inventories

          Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market and consist of the following:

                                June 30,      December 31,
                                  1995           1994
                               (unaudited)     (audited)
                               -----------     ---------

          Raw materials and
           subassemblies.....  $    45,079    $   59,916
          Work-in-process....      164,217       503,505
          Finished goods.....      482,315       204,373
                               -----------    ----------
                               $   691,611    $  767,794
                               ===========    ==========

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


4.   Capitalization of Software Development Costs

          A change has occurred in the Company's current development cycle, such that the period between the attainment of technological feasibility and the first commercial shipment of a software enhancement has shortened, and the level of capitalizable costs incurred are no longer material. Accordingly, during the three months and six months ended June 30, 1995, there were no software development costs capitalized. Approximately $142,000 and $284,000 of capitalized software development costs were amortized to expense during the three months and six months ended June 30, 1995, respectively.


5.   Provision for Income Taxes

          The Company has significant available net operating loss carryforwards. However, the Company provided for federal alternative minimum tax and certain income taxes in states which do not allow for net operating loss carryforwards for the three months and six months ended June 30,1995.


6.   Net Income (loss) Per Share

          Net income per share for the three months and six months ended June 30, 1995 was computed based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period. Common stock equivalents were not considered in computing the net loss per share in 1994 as the effect was antidilutive.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Total revenues for the second quarter of 1995 increased approximately $2,919,000, or 47.9% compared to the same period in 1994, while total revenues increased approximately $3,989,000, or 29.4% for the first six months of 1995 compared to the same period in 1994.

     Product revenue for the second quarter of 1995 increased by 83.7% compared to the second quarter of 1994, while product revenue for the first six months of 1995 increased 46.1% compared to the same period in 1994. These increases were caused by continued increasing demand for the Unison call center management system in all markets.

     Cost of product revenue as a percentage of product revenue for the second quarter of 1995 decreased 20.1% compared to the same period of 1994. Cost of product revenue as a percentage of product revenue for the first six months of 1995 decreased 17.8% compared to the same period in 1994. These decreases are due to the increased volume relative to fixed costs, a higher margin product mix, and a decrease in overhead costs which is mostly related to the decrease in headcount resulting from the June 1994 restructuring.

     Service revenue for the second quarter of 1995 increased 14.3% compared to the second quarter of 1994, while service revenue for the first six months of 1995 increased 10.3% compared to the same period in 1994. These increases are due to increased maintenance revenues due to the growth in the number of the Company's customers and increased installation revenue related to the higher product revenues.

     Cost of service revenue as a percentage of service revenue for the second quarter of 1995 decreased 11.1% compared to the same period of 1994. Cost of service revenue as a percentage of service revenue for the first six months of 1995 decreased 9.0% compared to the same period in 1994. These decreases were mostly attributable to the higher service revenues.

     Research, development and engineering expenses increased 18.5% and 8.2% during the second quarter and first six months, respectively, of 1995 compared to the same periods in 1994. These increases were primarily due to the absence of capitalized software development costs in both periods of 1995. As a percentage of total revenues, research, development and engineering expenses decreased by 2.8% from 14.2% for the second quarter of 1994 to 11.4% for the second quarter of 1995. Research, development and engineering expenses as a percentage of total revenues decreased by 2.2% from 13.4% for the first six months of 1994 to 11.2% for the first six months of 1995.

                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



     Selling, general and administrative (SG&A) expenses for the second quarter and first six months of 1995 decreased 17.1% and 18.7%, respectively, as compared to the same periods in 1994. As a percentage of total revenues, SG&A expenses decreased by 25.2% from 57.3% for the second quarter of 1994 to 32.1% for the second quarter of 1995. These decreases are primarily attributable to the increase in total revenues as well as lower indirect selling expenses and personnel costs including benefits, and a decrease in legal fees resulting from the settlement of a patent dispute with Digital Systems International in 1994. SG&A expenses as a percentage of total revenues decreased by 19.0% from 51.0% for the first six months of 1994 to 32.0% for the first six months of 1995. This decrease was primarily attributable to the increase in total revenues as well as lower personnel costs including benefits and indirect selling expenses, and a decrease in legal fees related to the settlement of a patent dispute with Digital Systems International in 1994.

     Interest income in 1995 was derived primarily from money market investments. Interest income increased 818.4% and 780.5% in the second quarter and first six months of 1995, respectively, compared to the same periods in 1994. The increases reflect the significantly higher average cash balances in 1995 compared to 1994.

     Interest expense in 1995 was attributable to capital lease obligations. Interest expense for the second quarter and first six months of 1995 decreased by 24.2% and 31.0%, respectively, as compared to the same periods in 1994. These decreases reflect an overall decrease in outstanding lease obligations.

RESTRUCTURING
- -------------

     In response to the lower revenues, the Company implemented a restructuring program in the second quarter of 1994. The restructuring was intended to refocus the strategic direction of the Company to exploit the full potential of the Unison product line and maintain the Company's operating expenses in line with the revised revenue plan. As a result of this program, the Company hired a new Chief Executive Officer and a new Chief Financial Officer. This restructuring resulted in a 21% reduction in the Company's work force world wide.

     The Company offered or was contractually committed to severance packages of up to fifteen months' salary. Additionally the Company accelerated the phase out of certain older product lines, necessitating the write down of certain assets. In total, the restructuring cost was approximately $3,379,000, of which $243,000 of severance payments and other costs have yet to be paid as of June 30, 1995. The restructuring charge reflects approximately $1,487,000 of severance related costs and $1,892,000 related to the phase out of certain older product lines. There have been no non-cash adjustments to the accrual during the quarter ended June 30, 1995.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     As of June 30, 1995 the Company's principal sources of liquidity were its cash and cash equivalents of approximately $10,027,000. As of the end of fiscal 1994 the Company's cash and cash equivalents were approximately $5,278,000. The increase in cash was due to the collection of deferred annual maintenance contracts, increased customer deposits, as well as the favorable operating results. In addition the company has an agreement for a secured working capital line of credit with a bank for up to $2 million based on eligible receivables. There were no outstanding balances as of June 30, 1995.

     At June 30, 1995, the working capital of the Company increased to approximately $4,636,000 from approximately $1,807,000 as of December 31, 1994. The increase was primarily attributable to the favorable operating results for the first six months of 1995. Total assets increased to approximately $18,326,000 at June 30, 1995 from approximately $14,777,000 from December 31, 1994. The increase was primarily due to the cash generated by operations.

     Management believes, based on the current operating plan, that the Company's existing cash and cash equivalents, cash generated from operations, and amounts available under its secured working capital line of credit will be sufficient to meet the Company's cash requirements for the foreseeable future.

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1994.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

          Exhibit
          Number                     Description of Exhibit
          ------                     ----------------------
            27                       Article 5 - Summary Financial Data Schedule



          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               DAVOX CORPORATION


Date:  August 3, 1995          By:  /s/ Alphonse M. Lucchese
                                    ------------------------
                                    Alphonse M. Lucchese
                                    President, Chief
                                    Executive Officer and
                                    Chairman (Principal
                                    Executive Officer)







Date:  August 3, 1995          By:  /s/ John J. Connolly
                                    -------------------
                                    John J. Connolly
                                    Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number                    Description of Exhibit                Page
- --------------                    ----------------------                ----
    27                    Article 5 - Summary Financial Data Schedule