Form 10-Q
period 1995-09-30
DAVOX CORP
filed 1995-11-03
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                            6 Technology Park Drive
                        Westford, Massachusetts                01886
               (Address of principal executive offices)      (Zip Code)

                          Telephone:  (508) 952-0200
             (Registrant's telephone number, including area code)

                         -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X  NO  ___
                                     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of October 27, 1995: 6,799,108 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:                                  Page No.
                                                                   -------
          Consolidated Balance Sheets as of
          September 30, 1995 (unaudited) and December 31, 1994         3

          Unaudited Consolidated Statements of Operations
          for the three months and nine months ended
          September 30, 1995 and 1994                                  4

          Unaudited Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1995
          and 1994                                                     5

          Notes to Consolidated Financial Statements (unaudited)       6 - 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8 - 10


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                          11

   Item 6.  Exhibits and Reports on Form 8-K                           11

   Signatures                                                          12

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED  BALANCE SHEETS

                                                              September 30,             December 31,
                                                                  1995                    1994
                                                               (unaudited)               (audited)
                                                            -----------------        -----------------
                                    ASSETS

Current assets:
       Cash and cash equivalents                                $ 11,420,387              $ 5,277,780
       Accounts receivable, net of reserves of
          $552,808 in 1995 and $637,672 in 1994                    4,337,764                4,699,719
       Inventories                                                   676,289                  767,794
       Prepaid expenses and other current assets                      87,377                  209,020
                                                            -----------------        -----------------
          Total current assets                                    16,521,817               10,954,313

Property and equipment, net                                        2,173,909                2,536,759
Capitalized software development costs, net                          528,585                  958,910
Other assets, net                                                    182,932                  327,135
                                                            -----------------        -----------------
                                                                 $19,407,243              $14,777,117
                                                            =================        =================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current maturities of long-term debt                     $    106,581             $    108,459
       Accounts payable                                            2,415,778                2,530,656
       Accrued expenses                                            3,877,022                3,819,782
       Customer deposits                                           1,401,859                  830,295
       Deferred revenue                                            2,357,367                1,858,241
                                                            -----------------        -----------------
          Total current liabilities                               10,158,607                9,147,433
                                                            -----------------        -----------------

Long-term debt, net of current maturities                             59,125                  137,788
                                                            -----------------        -----------------
Commitments and contingencies

Stockholders' equity:
       Common stock, $.10 par value  -
        Authorized - 10,000,000 shares
        Issued - 6,795,551 shares in 1995
         and 6,580,295 shares in 1994                                679,555                  658,030
       Capital in excess of par value                             42,315,548               41,922,005
       Accumulated deficit                                       (33,781,446)             (37,063,993)
                                                            -----------------        -----------------
                                                                   9,213,657                5,516,042
        Less - treasury stock, 2,807 shares at cost                  (24,146)                 (24,146)
                                                            -----------------        -----------------
          Total stockholders' equity                               9,189,511                5,491,896
                                                            -----------------        -----------------
                                                                 $19,407,243              $14,777,117
                                                            =================        =================

 The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                              For the three months                For the nine months
                                               ended September 30,                ended September 30,
                                        --------------------------------   --------------------------------

                                              1995             1994              1995             1994
                                              ----             ----              ----             ----
Product revenue                             $6,019,485       $4,667,876       $16,586,985       $11,900,92
Service revenue                              3,549,134        3,475,075        10,538,819        9,810,379
                                        ---------------  ---------------   ---------------  ---------------
    Total revenues                           9,568,619        8,142,951        27,125,804       21,711,281

Cost of product revenue                      1,799,463        1,568,969         5,136,364        5,141,934
Cost of service revenue                      2,316,628        2,480,819         6,904,013        7,206,709
                                        ---------------  ---------------   ---------------  ---------------
    Total cost of revenues                   4,116,091        4,049,788        12,040,377       12,348,643

    Gross profit                             5,452,528        4,093,163        15,085,427        9,362,638

Research, development and
    engineering expenses                     1,084,154          865,735         3,047,864        2,681,146
Selling, general and administrative
    expenses                                 3,052,595        2,760,054         8,677,672        9,677,538
Restructuring costs                          - - - -          - - - -           - - - -          3,379,031
                                        ---------------  ---------------   ---------------  ---------------
    Total operating expenses                 4,136,749        3,625,789        11,725,536       15,737,715

  Income (loss) from operations              1,315,779          467,374         3,359,891       (6,375,077)

Interest income                                121,103            8,690           302,935           29,341
Interest expense                                 4,501            7,484            15,402           23,292
                                        ---------------  ---------------   ---------------  ---------------
  Income (loss) before provision
    for income taxes                         1,432,381          468,580         3,647,424       (6,369,028)
Provision for income taxes                     143,296         - - - -            364,877         - - - -
                                        ---------------  ---------------   ---------------  ---------------

    Net income (loss)                     $  1,289,085     $    468,580      $  3,282,547      ($6,369,028)
                                        ===============  ===============   ===============  ===============

Net income (loss) per common and                 $0.16            $0.08             $0.43           ($1.18)
                                        ===============  ===============   ===============  ===============
  common equivalent share

Weighted average number of common and
  common equivalent shares outstanding       7,848,116        5,921,754         7,652,995        5,398,529
                                        ===============  ===============   ===============  ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      For the nine months
                                                                       ended September 30,
                                                            ----------------------------------------
Cash flows from operating activities:                             1995                    1994
                                                            ----------------        ----------------
 Net income (loss)                                              $3,282,547             ($6,369,028)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities -
   Depreciation and amortization                                 1,960,070               2,474,761
   Provision for losses on accounts receivable                     241,061                 264,250
   Changes in assets and liabilities -
     Accounts receivable                                           120,894               3,035,920
     Inventories                                                    91,505               1,249,635
     Prepaid expenses and other current assets                     121,643                  20,733
     Accounts payable                                             (114,878)               (442,192)
     Accrued expenses                                              493,735                (697,943)
     Restructuring costs                                          (436,495)                906,697
     Customer deposits                                             571,564                 218,907
     Deferred revenue                                              499,126                 203,825
                                                            ----------------        ----------------
     Net cash provided by operating activities                   6,830,772                 865,565
                                                            ----------------        ----------------
Cash flows from investing activities:
 Purchase of property and equipment                             (1,042,969)               (944,516)
 Increase in other assets                                           20,277                 (72,537)
 Capitalized software development costs                          - - - -                  (309,961)
                                                            ----------------        ----------------
     Net cash used in investing activities                      (1,022,692)             (1,327,014)
                                                            ----------------        ----------------
Cash flows from financing activities:
 Principal payments for long-term debt                             (80,541)               (102,551)
 Proceeds from private placement                                 - - - -                 1,399,999
 Proceeds from exercise of stock options                           378,973                 274,742
 Proceeds from exercise of employee stock purchase plan             36,095                  18,277
                                                            ----------------        ----------------
Net cash provided by financing activities                          334,527               1,590,467
                                                            ----------------        ----------------
Net increase in cash and cash equivalents                        6,142,607               1,129,018

Cash and cash equivalents at beginning of period                 5,277,780               2,718,249
                                                            ----------------        ----------------
Cash and cash equivalents at end of period                     $11,420,387              $3,847,267
                                                            ================        ================
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                    $      15,402           $      23,292
                                                            ================        ================

 Acquisition of equipment under
  capital lease obligation                                   $         -                  $190,812
                                                            ================        ================

 The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  Basis of Preparation

          The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 which was filed with the Securities and Exchange Commission on February 17, 1995. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine month period ended September 30, 1995 may not be indicative of the results that may be expected for the full fiscal year.


2.  Principles of Consolidation

          The accompanying consolidated financial statements at September 30, 1995 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.



3.  Inventories

          Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market and consist of the following:

                               September 30,    December 31,
                                    1995            1994
                                (unaudited)      (audited)
                               ------------      ---------
          Raw materials and
           subassemblies.......   $   45,757     $   59,916
          Work-in-process......      335,774        503,505
          Finished goods.......      294,758        204,373
                                  ----------     ----------
                                  $  676,289     $  767,794
                                  ==========     ==========

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


4.  Capitalization of Software Development Costs

          A change has occurred in the Company's current development cycle, such that the period between the attainment of technological feasibility and the first commercial shipment of a software enhancement has shortened, and the level of capitalizable costs incurred are no longer material. Accordingly, during the three months and nine months ended September 30, 1995, there were no software development costs capitalized. Approximately $146,000 and $430,000 of capitalized software development costs were amortized to expense during the three months and nine months ended September 30, 1995, respectively.


5.  Provision for Income Taxes

          The Company has significant available net operating loss carryforwards. However, the Company provided for federal alternative minimum tax and certain income taxes in states which do not allow for net operating loss carryforwards for the three months and nine months ended September 30,1995.


6.  Net Income (loss) Per Share

          Net income per share was computed based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period. Common stock equivalents were not considered in computing the net loss per share in the first nine months of 1994, as the effect would have been antidilutive.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       Total revenues for the third quarter of 1995 increased approximately $1,426,000, or 17.5% compared to the same period in 1994, while total revenues increased approximately $5,415,000, or 24.9% for the first nine months of 1995 compared to the same period in 1994.

       Product revenue for the third quarter of 1995 increased by 29.0% compared to the third quarter of 1994, while product revenue for the first nine months of 1995 increased 39.4% compared to the same period in 1994. These increases were caused by continued increasing demand for the Unison call center management system in all markets.

       Cost of product revenue as a percentage of product revenue for the third quarter of 1995 decreased 3.7% compared to the same period of 1994. Cost of product revenue as a percentage of product revenue decreased 12.2% for the first nine months of 1995 compared to the same period in 1994. These decreases were due to the increased volume relative to fixed costs, a higher margin product mix, and a decrease in overhead costs which was mostly related to the decrease in headcount resulting from the June 1994 restructuring.

       Service revenue for the third quarter of 1995 increased 2.1% compared to the third quarter of 1994, while service revenue for the first nine months of 1995 increased 7.4% compared to the same period in 1994. These increases were due to increased maintenance revenues due to the growth in the number of the Company's customers and increased installation revenue related to the higher product revenues.

       Cost of service revenue as a percentage of service revenue for the third quarter of 1995 decreased 6.1% compared to the same period of 1994. This decrease was mostly attributable to lower third party repair costs, equipment depreciation, and third party maintenance costs, as well as the higher service revenues relative to fixed costs. Cost of service revenue as a percentage of service revenue for the first nine months of 1995 decreased 7.9% compared to the same period in 1994. This decrease was mostly attributable to the higher service revenues relative to fixed costs, as well as lower third party repair costs, third party maintenance costs, and freight expense.

       Research, development and engineering expenses for the third quarter of 1995 increased 25.2% compared to the same period in 1994. This increase was due primarily to increased personnel costs and consulting expenses. Research, development and engineering expenses for the first nine months of 1995 increased 13.7% compared to the same period in 1994. This increase was primarily due to the absence of capitalized software development costs in 1995. As a percentage of total revenues, research, development and engineering expenses increased by
 .7% from 10.6% for the third quarter of 1994 to 11.3% for the third quarter of 1995. Research, development and engineering expenses as a percentage of total revenues decreased by 1.1% from 12.3% for the first nine months of 1994 to 11.2% for the first nine months of 1995.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


       Selling, general and administrative (SG&A) expenses for the third quarter of 1995 increased by 10.6% as compared to the same period in 1994. This increase was primarily due to increased variable selling costs, advertising and documentation expenses. SG&A expenses for the first nine months of 1995 decreased 10.3% as compared to the same period in 1994. This decrease was attributable to lower employee benefits costs and rent expense resulting from the June 1994 restructuring, a decrease in legal fees resulting from the settlement of a patent dispute with Digital Systems International, and a decrease in indirect sales expenses. As a percentage of total revenues, SG&A expenses decreased by 2.0% from 33.9% for the third quarter of 1994 to 31.9% for the third quarter of 1995. SG&A expenses as a percentage of total revenues decreased by 12.6% from 44.6% for the first nine months of 1994 to 32.0% for the first nine months of 1995. This decrease was primarily attributable to the increase in total revenues as well as lower employee benefits and rent expense resulting from the June 1994 restructuring, a decrease in legal fees resulting from the settlement of a patent dispute with Digital Systems International, and a decrease in indirect sales expenses.

       Interest income in 1995 was derived primarily from money market investments. Interest income increased 1293.6% and 932.5% in the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. The increases reflect the significantly higher average cash balances in 1995 compared to 1994.

       Interest expense in 1995 was attributable to capital lease obligations. Interest expense for the third quarter and first nine months of 1995 decreased by 39.9% and 33.9%, respectively, as compared to the same periods in 1994. These decreases reflect an overall decrease in outstanding lease obligations.

RESTRUCTURING
-------------

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

       The Company offered or was contractually committed to severance packages of up to fifteen months' salary. Additionally the Company accelerated the phase out of certain older product lines, necessitating the write down of certain assets. In total, the restructuring cost was approximately $3,379,000, of which $164,000 of severance payments and other costs have yet to be paid as of September 30, 1995. The restructuring charge reflected approximately $1,487,000 of severance related costs and $1,892,000 related to the phase out of certain older product lines. There have been no non-cash adjustments to the accrual during the quarter ended September 30, 1995.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       As of September 30, 1995 the Company's principal sources of liquidity were its cash and cash equivalents of approximately $11,420,000. As of the end of fiscal 1994 the Company's cash and cash equivalents were approximately $5,278,000. The increase in cash was due to the collection of deferred annual maintenance contracts, increased customer deposits, and the favorable operating results. In addition, the Company has an agreement for a secured working capital line of credit with a bank for up to $2 million based on eligible receivables, as defined. There were no outstanding balances as of September 30, 1995.

       At September 30, 1995, the working capital of the Company increased to approximately $6,363,000 from approximately $1,807,000 as of December 31, 1994. This increase was primarily attributable to the favorable operating results for the first nine months of 1995. Total assets increased to approximately $19,407,000 at September 30, 1995 from approximately $14,777,000 at December 31, 1994. The increase was primarily due to the cash generated by operations.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits

          Exhibit
          Number                      Description of Exhibit
          ------                     -----------------------
            27                        Article 5 - Summary Financial Data Schedule


         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DAVOX CORPORATION


Date:  November 2, 1995           By:  /s/ Alphonse M. Lucchese
                                      -------------------------
                                       Alphonse M. Lucchese
                                       President, Chief
                                       Executive Officer and
                                       Chairman (Principal
                                       Executive Officer)



Date:  November 2, 1995           By:  /s/ John J. Connolly
                                       --------------------
                                       John J. Connolly
                                       Vice President of Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number             Description of Exhibit            Page
--------------             ----------------------            ----
     27           Article 5 - Summary Financial Data Schedule