Form 10-K
period 1995-12-31
DAVOX CORP
filed 1996-02-26
CIK 811640

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to __________

                        Commission file number 0-15578

                               DAVOX CORPORATION

            (Exact name of registrant as specified in its charter)

         Delaware                                       02-0364368
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

        6 Technology Park Drive
        Westford, Massachusetts                         01886
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (508) 952-0200

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock,  $.10 Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X            No _____
                             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                         Yes _____    No    X
                                         -------

Aggregate market value, as of February 7, 1996 of Common Stock held by non-affiliates of the registrant: $73,626,505 based on the last reported sale price on the National Market System as reported by NASDAQ on that date.

Number of shares of Common Stock outstanding at February 7, 1996:  6,901,231

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1995. Portions of such Proxy Statement are incorporated by reference in Part III.

                                    PART I



ITEM 1 - BUSINESS
-----------------



GENERAL

     Davox Corporation ("Davox" or the "Company") is principally a software and systems integration company which develops, markets, implements, supports and services management systems for call center operations. These call center operations are responsible for business applications including credit/collections, customer service, telephone sales, and fund raising. Davox systems help calling operations integrate existing voice and data systems, manage outbound and inbound calling applications and focus on improving the quality of each customer contact, as well as the quantity of calls handled. This increased productivity and efficiency, documented by Davox users, has resulted in lower labor costs, increased revenue and/or increased transaction capacity for the user organization, and improved service levels. Davox systems include intelligent outbound calling, inbound call handling, inbound/outbound call integration and call center network management.

     Davox has provided unified call center solutions to banks, consumer finance organizations, retailers, entertainment companies, telemarketing organizations, and utilities. Among the company's current customers are: Chemical Bank, Bancomer, General Electric Capital Corporation (GECC), Household Finance, NationsBank, May Companies, AT&T, NYNEX, British Telecom, Australian Telecom, Precision Response Corporation, Superstar Satellite Entertainment, Gottschalks Department Stores, USAA Federal Savings Bank, and WGBH television.

     Statements in this Form 10-K which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results."

     The Company was incorporated in Massachusetts in 1981 and reorganized in Delaware in 1982. The Company's principal offices are located at 6 Technology Park Drive, Westford, Massachusetts 01886 and its telephone number is (508) 952-0200.


OVERVIEW

    Today's businesses realize that their most important asset and source for additional business is their customer; therefore, within most corporations, several departments are in almost constant contact with buyers or users of their goods or services. These departments, or call centers, place and/or receive phone calls, supplying information to the customer or processing account information from a database. The mission of call center management is to increase the productivity of telephone agents, improve the efficiency of the calling operation and enhance the quality of customer service.


     To achieve the mission of the call center, businesses have invested in different types of technology to accommodate different types of customer contact, such as incoming and outgoing calls. However, these discrete proprietary systems result in an environment characterized as "islands of technology" which limit the productivity and efficiency of the call center and degrade customer service. The majority of today's businesses are under economic and competitive pressure to protect their investment in technology, and require a method for integrating existing disparate technologies. By integrating these technologies, a business can share its resources, and provide its customers a higher quality of service.

     Davox recognized the growing demand for systems that would unify these disparate resources and calling applications. To deliver the level of integration necessary to unite a business' customer contact applications, Davox introduced in late 1993 a system which represented a new generation technology for the call center market.

     The Unison(R) call center management system relies on open system, client/server architecture to communicate with a call center's existing and future voice and data systems, allowing call centers to share valuable system resources and a single data source, and to manage a more efficient customer contact operation.


THE UNISON(R) OPEN SYSTEMS ENVIRONMENT
--------------------------------------

     The Unison(R) system's open systems-based architecture creates a flexible environment that enables customers to realize the full potential of their call center investments now and in the future. A customer's PBX (Private Branch Exchange), ACD (Automatic Call Distributor) and VRU (Voice Response Unit) are usually made by different vendors and installed at different times and even at different locations. Furthermore, information about a specific customer may reside on one or more databases within a legacy system(s).

     A single Unison(R)-based agent workstation can handle all voice/data tasks associated with any call -- incoming or outgoing, regardless of point of origin. The system can track all calls in real-time, allowing managers to identify quickly both positive and negative trends as they develop. As a result, adjustments can be made instantly to correct unfavorable trends and exploit positive ones.

     A unique characteristic of the Unison/(R)/ system is its Rules-Based(TM) software product which allows a call center manager to design, adjust, refine and implement calling strategies in real time. With this Rules-Based(TM) management capability, the Unison(R) system's user can target outbound calling campaigns based on user-defined criteria such as location, income level, or outstanding balance.

     This capability also allows call centers to match specific customers with telephone agents who have the necessary skills to handle these customer accounts. For example, foreign speaking agents can be automatically assigned to handle calls to or from households where only that language is spoken; or agents skilled in handling a specific product can be assigned to those accounts.


     Using the Unison(R) system's Rules-Based(TM) management capability, a call center manager can set the calling "rules" for each campaign, such as:

     . The order in which phone numbers will be called, . Acceptable talk time,
     . The time of day clients will be called, . Acceptable after call work time, and . Which accounts will be called.

     Each campaign is monitored in real-time, notifying the call center's supervisors immediately if performance deviates from the prescribed norm, enabling the supervisor to take immediate corrective action. The Rules-Based(TM) management capability provides Unison(R) system users with real time information to adapt their system "on the fly" to changing priorities within the call center. This Rules-Based(TM) capability also helps Unison users maintain compliance with FTC/FCC regulations.

UNISON(R) Functional Overview
-----------------------------

     The Unison(R) family of call center management systems combines open system, client/server, and relational database technology with sophisticated applications. The Unison(R) system's open architecture performs equally well in all call center environments:

     .  Outbound,
     .  Outbound/Inbound blended, and
     .  Inbound.

UNISON(R) Technology for a New Generation of Call Centers
---------------------------------------------------------

The SMART MANAGEMENT CENTER(R) (SMC(R)) is the central management engine which implements the Unison(R) system's Rules-Based(TM) management strategies and a broad range of software-driven features that allow the intelligent, strategic integration of all call center resources. The SMC(R) (a UNIX RISC-based management system built on the Sun Microsystems, Inc. SPARC architecture) manages, monitors, processes, reports, communicates, integrates and controls a broad range of telephony and data-oriented call center tasks -- all in real-time and using a friendly, point-and-click graphical user interface (GUI). The SMC(R) utilizes Sybase Incorporated relational database management software which supports the Rules-Based(TM) management capability and is integral to call center improvements in the areas of quality of contact, productivity, effectiveness and resource management.

ONESTATION(TM) software product provides universal agent audio connectivity to an existing PBX/ACD. In conjunction with installed data resources, ONEStation(TM) functionality allows agents to access available voice and data resources from any single existing workstation anywhere in the company's data network.

Smart Access(TM) software product provides a flexible management network allowing users to:
     . Access, monitor, and control multiple calling sites in real-time, and . Distribute information and outbound call campaigns to any center on the network.



CALL MANAGEMENT FEATURES AUTOMATE, STREAMLINE OUTBOUND OPERATIONS

     The Unison(R) system's sophisticated dial and pacing technology, campaign flow, dynamic campaign generation and filter capabilities streamline outbound call operations by automating unproductive or time-consuming processes. Supervisors control the parameters which affect the actual call placement, freeing agents to focus on engaging in productive conversations with customers. Layered upon this powerful dialing engine is Davox's broad array of real-time campaign management/measurement capabilities.


INTELLIGENT INTEGRATION OPTIONS FOR CALL BLENDING

     Because Davox understands that a single call blending solution may not be appropriate for every call center, the Company offers both a Computer Telephony Integration (CTI) and a non-CTI Unison(R) system option.

SMART ACD(TM) software product provides non-CTI inbound/outbound notification. Smart ACD(TM) software:

     . Interfaces with a call center's existing ACD and PBX, . Monitors all designated ACD queues and displays inbound traffic information in real-time, and
     . Automatically and intelligently instructs agents to handle ACD queues and outbound calling lists as necessary to maximize productivity while maintaining the proper service levels.

SCALE(TM) (Seamless Call and Agent Load Equalization) software is available for call centers that wish to utilize CTI for their call handling. With SCALE(TM) functionality, all designated agents function as both inbound and outbound agents, and the movement of those agents from inbound to outbound calls is automatic; no separate login procedures are required. The standard Unison(R) system campaign management capabilities are available to SCALE(TM) users. In addition, Unison(R) agent management and real-time voice and data reporting features are available for inbound as well as outbound agents.

SOFTWARE THAT DELIVERS VALUE THROUGHOUT A CALL CENTER

     . UNISON STRATEGIST(TM) Applications Software lets supervisors specify and modify comprehensive calling strategies.

     . UNISON TACTICIAN(TM) Applications Software makes it easy for supervisors to monitor agent productivity during individual campaigns and shift resources quickly when needed.
     . UNISON PRECISION DIAL(TM) Applications Software streamlines call center operations by automating processes and eliminating unproductive time-consuming tasks.

     The Unison(R) system price begins at approximately $90,000. Specific and variable customer requirements, such as the number of agent positions, extent of inbound integration and multi-site connectivity determine actual Unison(TM) system prices.


MARKETS AND APPLICATIONS

     Davox markets its unified call center solutions to corporations that rely heavily on the telephone to conduct business with their customers. These corporations have typically made large investments in building inbound and/or outbound calling operations. The function of these operations is to place and receive customer calls. In many cases, these calling operations are responsible for specific business applications such as collections, customer service, fund raising or telephone sales.

     In 1991, new trends emerged in the marketplace. Customers began augmenting outbound calling applications with inbound call handling applications, allowing them to share system and labor resources, reduce overhead and improve the quality of their customer contacts and overall customer service.

     The Company believes that Unison(R) systems can significantly increase productivity in many applications where repetitive tasks can be automated. Additionally, Davox believes that its products are well suited to meet evolving CTI standards due to their multi-protocol capabilities, integrated voice functions, and flexible software design.

SIGNIFICANT CUSTOMERS

     In 1995 the Company's largest single customer was AT&T, accounting for 12% of total revenues. In 1994 and 1993, Chemical Bank was the largest single customer, accounting for 9% and 12% of its total revenues, respectively. Total revenues from the Company's top three customers amounted to 20%, 19%, and 30% of total revenue in 1995, 1994 and 1993, respectively. The Company believes that its dependence on any one end user customer is not likely to increase significantly as the Company continues to penetrate the broader call center market and expand its alternate distribution channels.

MARKETING AND SALES

     Davox takes a solutions-oriented approach to marketing its Unison(R) systems. The integration and management capabilities of the systems are presented as tools to help customers meet their business goals and objectives for customer service. This approach has two major benefits:

     . First, as Davox's relationship with a client grows, the Company is able to increase sales by developing additional call center capabilities for the client.

     . Second, Davox can identify additional applications in other areas of the customer's business.

     Additionally, by focusing on common applications and identifying industries with similar organizational or functional structures, Davox can address new markets with relatively small incremental development costs and a short training period for its sales force.

     The Company's sales force follows a disciplined selling program that focuses on selling business solutions, rather than stressing the features of individual products. Having identified departments in which Unison(R) systems may provide significant productivity increases, Davox sales representatives and technical consultants (system/application specialists) work with the customer to analyze the business and production objectives for the calling operation. Davox then presents a system model with a pay back schedule. This consultative, "team" approach is taken to establish a long-term relationship with the client.

     The Company is working to expand market penetration through its Business Partners Program. This program represents a third party distribution channel through joint marketing and reseller relationships. Examples of third party partners include telecommunication system manufacturers, software vendors, computer manufacturers, and systems integrators. The Company plans to continue to expand its Business Partners Program, with particular emphasis on customer contact software vendors and telecommunication system providers.

     In North America, the Company markets its products primarily through a direct sales force with contributions from the Business Partners Program. Direct sales personnel are supported by a team of marketing professionals based at the Company's headquarters.

     Davox manages international activities for three global regions -- Europe, Latin America and the Pacific Rim. The Company's products are offered in these regions primarily through a series of mostly nonexclusive distribution agreements. In 1995, Davox established a European headquarters in the United Kingdom which will provide marketing, technical support, and service to its European distributors and end users. Also in 1995, Davox signed a distributor agreement with LaKe Corporation of Australia to distribute the company's products in a select number of countries throughout the Pacific region, which do not include Japan. Davox also entered into a new agreement extending its previous relationship with Datapoint Corporation to resell the company's products in select countries in Europe. Davox entered into a distributor agreement for Japan in early 1996.

     In connection with sales outside the United States, Davox products are subject to regulation by foreign governments, which requires the Company to follow certification procedures for some countries. Failure to obtain necessary local country approvals or certifications will restrict Davox's ability to sell into some countries. International product revenue was $4.5 million, $3.3 million and $4.5 million in 1995, 1994 and 1993 respectively.

SUPPORT AND SERVICE

     Davox's Customer Service Organization provides maintenance and systems integration services that include not only call center system installation and training, but also:

     .  Network planning, design, and implementation services,  and

     . Professional services that include call center consulting, custom application design, and development services.

Davox customer support comprises:

     . Support teams responsible for on-going account management and customer satisfaction of the installed base,

     .  On-site hardware and software support,

     . A Worldwide Support Center located in the corporate offices in Westford, Massachusetts that provides centralized access to hardware and software support as required on a worldwide basis to end-users and distributors,

     .  Software services that enhance or modify current systems, and

     . Professional services that deliver consulting and customized project services as required.

     Under the terms of an agreement with Grumman Systems Support Corporation
(GSSC) of Bohemia, New York, GSSC delivers hardware support services for the Unison(R) system and older CAS(R) and SMC(R) product lines within the continental United States and Canada while Davox continues to deliver software support services. In addition, GSSC provides network design and systems integration services allowing Davox to focus its expertise on customizing advanced calling centers for its clients.

     Through its Continuum(R) customer support program, Davox offers several support options from which Unison(R) system customers can choose. Services range from customer participation in the repair and software upgrade process, to full hardware and software support by Davox.

     Customer service revenues accounted for $14,174,000, or 37.7% of the Company's total revenue in 1995, an increase in revenue from $13,078,000, or 43.5% of the Company's revenue in 1994, and an increase from $12,857,000, or 38.1% of revenue in 1993. Customer service revenues as a percentage of total revenues decreased in 1995 as compared to 1994 due largely to the higher product revenues in 1995.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company employs an open system, client/server, relational database approach in developing its unified call center solutions. The platform selected for this approach is the SPARC Station from SUN Microsystems Inc.. The Company's development efforts are focused on enhancing and expanding the functionality of these systems while reducing their cost. Davox currently anticipates that areas of potential product development may include integration links to additional call center telephony components and the development of additional telephone management and reporting capabilities.

     The Company's continued success depends on, among other factors, maintaining close working relationships with its customers and resellers, and anticipating and responding to their evolving applications needs. The Company is committed to the development of new products, the improvement of existing products and the continuing evaluation of new technologies.

     During 1995, 1994 and 1993 the Company's research, development and engineering costs were approximately $4,020,000, $3,540,000 and $3,391,000, respectively, representing approximately 10.7%, 11.8% and 10.1%, respectively of total revenues during these periods. In the future, the Company expects to incur approximately the same level of research, development and engineering expenditures as it did during 1995. In addition, the Company did not capitalize any of it's software development costs in 1995, while it spent approximately $310,000 and $784,000 on capitalized software development costs during 1994 and 1993, respectively.

OPERATIONS

     While the majority of the Company's hardware needs are met by readily available off-the-shelf technology, a small portion remains proprietary. These proprietary hardware components are manufactured by third party contractors, and the Company believes there are many qualified vendors for these services. The Company's production process consists primarily of final test, quality assurance, and systems integration which occurs at its Westford facility. The Company purchases certain equipment for Unison(R) through an industry remarketer agreement with SUN Microsystems.

     The Company attempts to maintain multiple sources of supply for key items and believes it has adequate sources of supply for its expected needs. While any of these sources could be replaced if necessary, the Company might face significant delays in establishing replacement sources or in modifying its products to incorporate replacement components or software code. There can be no assurance that the Company will not suffer delays resulting from non-performance by its vendors or cost increases due to a variety of factors, including component shortages or changes in laws or tariffs applicable to items imported by the Company.

COMPETITION

     Davox systems compete against various outbound calling systems. Companies such as Digital Systems International, Inc., Melita International Corporation and EIS International, Inc. offer predictive dialers, but with varying levels of functionality in terms of system management, integration and workstation support.

     Certain of the Company's potential competitors may be large companies which have greater financial, technical and marketing resources. It is possible that competitors could produce products that perform the same or similar functions as those performed by the Company's products.

     The Company believes that the principal factors affecting competition are ease of use and range of functionality, reliability, performance, price and customer service, and that the Company competes favorably as to these factors.

RELIANCE ON INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, copyright, contract and trade secret laws to establish and protect its proprietary rights in its technology. Software products are furnished under software license agreements which grant customers licenses to use, rather than to own, the products. The license agreements contain provisions protecting the Company's ownership of the underlying technology. Upon commencement of employment, employees execute an agreement under which inventions developed during the course of employment will, at the election of the Company, be assigned to the Company, and which further prohibits disclosure of confidential Company information. Despite the precautions undertaken by the Company, it may be possible to copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.

     The Company owns and licenses a number of patents relating to predictive dialing, real time telecommunication management and user interfaces. Davox is very active in pursuing patents in its key technology and applications areas. The Company does not rely on the licensed patents as its sole competitive advantage.

EMPLOYEES

     As of December 31, 1995, the Company had 164 full-time employees, of whom 18 were engaged in operations, 102 in sales, marketing and customer support, 27 in research, development and engineering and 17 in general and administrative functions. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2 PROPERTIES
-----------------

     During January 1994, the Company moved its administrative offices and its operations and development facilities to a 60,000 square foot, two story building in Westford, Massachusetts. The facility is occupied under a lease which expires in September 1997. The Company incurred approximately $480,000 for various expenditures related to this move, of which $190,000 represents property under a capital lease. In addition, the Company leases facilities for district and regional sales and service offices in eight states. The current aggregate annual rental payments for all of the Company's facilities are approximately $551,000.

ITEM 3 LEGAL PROCEEDINGS
------------------------

     The Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1995.

ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------

     The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

MR. ALPHONSE M. LUCCHESE (60) has served as Chairman, President and Chief Executive Officer since July 1994. Mr. Lucchese joined Davox following seven years as President and Chief Executive Officer at Iris Graphics, Inc., a manufacturer of quality color printers. Prior to joining Iris, Mr. Lucchese had served as Vice President of Sales at Xyvision, Inc., a manufacturer of computer-integrated publishing systems sold to Fortune 500 companies, commercial printers and typesetters, and government agencies. Mr. Lucchese was Vice President of Sales for Davox Corporation from 1983 until 1984. Earlier, he had spent six years at Raytheon Data Systems, where he attained the position of Vice President and General Manager of Northeastern Operations. Following service in the U.S. Army during the mid-1950's, Mr. Lucchese began his professional career at IBM as a systems engineer, later moving into the position of marketing representative.

MR. JOHN J. CONNOLLY (39) has served as Vice President, Finance and Chief Financial Officer since August 1, 1994. Mr. Connolly joined Davox from Iris Graphics where he had been Vice President of Finance since 1989. Prior to joining Iris, Mr. Connolly held finance and accounting positions of increasing responsibilities at Instrumentation Laboratory, a manufacturer of medical equipment.

MR. JAMES F. MITCHELL (49) is a founder of the Company and has served as Senior Vice President and Chief Technical Officer since 1983. From September 1993 to August 1994, Mr. Mitchell managed the domestic sales operations. From 1981 to 1983, he was Vice President, Engineering of the Company. Prior to joining Davox in 1981, Mr. Mitchell served as Manager of Systems Development at Applicon, Inc., a producer of CAD/CAM products.

MR. DOUGLAS W. SMITH (53) has served as served as Vice President, Sales and Marketing since September 1, 1994. Mr. Smith is responsible for the company's worldwide direct and reseller sales, as well as product and industry marketing, sales support and marketing communications. Mr. Smith joined Davox following seven years at Iris Graphics. Prior to joining Iris, Mr. Smith worked for nearly 20 years in sales, managerial, and executive-level capacities for General Electric Information Systems, Honeywell Information Systems, Raytheon Data Systems, and Phoenix Data Systems.

MR. MARK DONOVAN (41) has served as Vice President, Operations since August 1994. Since joining Davox in 1983, Mr. Donovan has held management positions of increasing responsibility, including Vice President, Customer Service. He has also held various materials and manufacturing management positions within the company. Prior to joining Davox, Mr. Donovan held various management positions with Applicon, Inc. and Raytheon Corporation.

MR. JOHN E. CAMBRAY (40) has served as Vice President, Product Development since August 1993. Mr. Cambray has been with Davox since early 1982 and has held various software development and engineering management positions during this time. Prior to joining Davox, Mr. Cambray held various design and management positions with FASFAX Corporation and Sanders Associates.

--------------------------------------------------------

MR. EDWARD D. KAY (53) has served as Vice President, Customer Service since 1994. Mr. Kay joined Davox in 1992 and held the position of Director of Technical Sales Support until he was named Vice President, Customer Service. Prior to joining Davox, Mr. Kay was European Customer Service Manager for Silicon Graphics in Neuchatel, Switzerland. Mr. Kay has also held customer service and program management positions at Codex Corporation and Digital Equipment Corporation.

MR. PHILIP D. TOLMAN (42) joined the Company in December 1990 and has served as Treasurer since 1992. Mr. Tolman is also an attorney admitted to the bar in Massachusetts, and serves as In-house counsel on general commercial transactional matters. Prior to joining Davox, Mr. Tolman held various financial, administrative and planning management positions with Prime Computer, Inc., with his last assignment being as Director, Business Planning.



Officers are elected by and serve at the discretion of the Board of Directors.

                                    PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Davox's Common Stock has been traded on the NASDAQ stock market under the symbol "DAVX" since its initial public offering on April 28, 1987. Prior to that date there was no public market for Davox's Common Stock. The following table sets forth the range of high and low sale prices per share of Common Stock on the National Market System for each quarter of the years ended December 31, 1995 and 1994 as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

          Fiscal 1995              High        Low
          -----------              ---------------
          First Quarter            8          5-3/8

          Second Quarter           9-1/8      6-7/8

          Third Quarter            13-1/4     8-7/8

          Fourth Quarter           12-7/8     10

          Fiscal 1994              High        Low
          -----------              ---------------
          First Quarter            5-1/4      3-3/4

          Second Quarter           3-3/4      2-3/8

          Third Quarter            4-1/2      2

          Fourth Quarter           5-5/8      3-7/8



As of February 7, 1996, there were approximately 360 holders of record of the Company's Common Stock and approximately 700 beneficial shareholders of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock and has no present intentions to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

ITEM 6  SELECTED FINANCIAL DATA
-------------------------------

The following table sets forth certain financial data with respect to the Company for each of the five years in the period ended December 31, 1995:

                                                                Year Ended December 31,
                                        -------------------------------------------------------------------
                                              1995          1994          1993          1992          1991
                                              ----          ----          ----          ----          ----
                                                       (In Thousands, except per share amounts)
Statements of Operations Data:
   Total revenues....................      $37,556       $30,047       $33,756       $30,636       $32,478
   Cost of revenues..................       16,451        16,234        17,488        18,208        17,849
                                        -----------   -----------   -----------   -----------   -----------
   Gross profit......................       21,105        13,813        16,268        12,428        14,629
   Research, development and
     engineering expenses............        4,020         3,540         3,391         3,389         2,977
   Selling, general and
     administrative expenses.........       12,166        12,681        12,472        12,485        13,934
   Write down of intangible assets
     and restructuring costs ........    - - - -           3,379     - - - -       - - - -           5,250
                                        -----------   -----------   -----------   -----------   -----------
   Income (loss) from operations.....        4,919        (5,787)          405        (3,446)       (7,532)
   Interest income (expense), net....          421            37            20           (35)          (14)
                                        -----------   -----------   -----------   -----------   -----------
   Income (loss) before provision
     for income taxes                        5,340        (5,750)          425        (3,481)       (7,546)
   Provision for income taxes                  534     - - - -              40     - - - -       - - - -
                                        -----------   -----------   -----------   -----------   -----------
Net income (loss)....................       $4,806       ($5,750)         $385       ($3,481)      ($7,546)
                                        ===========   ===========   ===========   ===========   ===========

Net income (loss) per common and
  common equivalent share............         $.62        ($1.01)        $0.07         ($.66)       ($1.44)
                                        ===========   ===========   ===========   ===========   ===========

Weighted average number of common
  and common equivalent shares
    outstanding......................      7,711         5,689         5,776         5,256         5,239
                                        ===========   ===========   ===========   ===========   ===========

                                                                     December 31,
                                        -------------------------------------------------------------------
                                              1995          1994          1993          1992          1991
                                        -------------------------------------------------------------------
Balance Sheet Data:
   Working capital...................       $8,589        $1,807        $3,627        $2,572        $5,618
   Total assets......................       20,825        14,777        17,681        16,049        20,854
   Long-term debt....................           45           138            96            50           456
   Stockholders' equity..............       10,912         5,492         8,881         8,340        11,821

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

The following table sets forth, for the periods indicated, the percentage of revenues represented by items as shown in the Company's statement of operations. This table should be read in conjunction with the Selected Financial Data, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein.

                                             PERCENTAGE OF TOTAL REVENUES
                                               YEAR ENDED DECEMBER 31,

--------------------------------------------------------------------------------
                                         1995            1994            1993
--------------------------------------------------------------------------------
Product revenue                          62.3 %          56.5 %          61.9 %

Service revenue                          37.7            43.5            38.1

--------------------------------------------------------------------------------
Total revenues                          100.0           100.0           100.0

Cost of revenues                         43.8            54.0            51.8

--------------------------------------------------------------------------------
Gross profit                             56.2            46.0            48.2

Research, development
and engineering expenses                 10.7            11.8            10.1

Selling, general and
administrative expenses                  32.4            42.2            36.9

Restructuring costs                   - - - -            11.2         - - - -

--------------------------------------------------------------------------------
Income (loss) from
operations                               13.1           (19.2)            1.2

Interest income
(expense) net                             1.1             0.1         - - - -

--------------------------------------------------------------------------------
Income (loss) before provision
for income taxes                         14.2           (19.1)            1.2

Provision for income taxes                1.4         - - - -             0.1

--------------------------------------------------------------------------------
Net income (loss)                        12.8 %         (19.1 %)          1.1 %

--------------------------------------------------------------------------------

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Total revenues were approximately $37,556,000, $30,047,000, and $33,756,000 in the fiscal years ended December 31, 1995, 1994 and 1993, respectively. Total revenues increased 25.0% for the year ended December 31, 1995 compared to the same period in 1994 and decreased 11.0% for fiscal year 1994 compared to fiscal year 1993. Total cost of revenues as a percentage of total revenues was 43.8% in fiscal year 1995, 54.0% in fiscal year 1994, and 51.8% in fiscal year 1993.

     Product revenue was approximately $23,382,000, $16,969,000, and $20,899,000 in fiscal years 1995, 1994 and 1993, respectively. Product revenue increased by 37.8% from 1994 to 1995 and decreased by 18.8% from 1993 to 1994. The increase in 1995 was mainly attributable to strong demand for our core collections call center products, sales of the new telemarketing product, and expansion in international markets. The decrease in 1994 was mainly attributable to lower international revenues and declining workstation and autodialer revenues.

     Product cost of revenues as a percentage of product revenues was 30.6%, 39.6%, and 41.0% in fiscal years 1995, 1994 and 1993, respectively. In 1995, the continued improvements in product margin represent the favorable impact of increased volume as well as reduced costs related to inventory provisions and amortization. The increase in product margin in 1994 was attributable to a shift to higher margin software products associated with the Unison(R) product line, but was offset by provisions for inventory valuation and amortization of the Company's capitalized software costs also related to the Unison(R) product.

     Service revenue was approximately $14,174,000, $13,078,000, and $12,857,000 in fiscal years 1995, 1994 and 1993, respectively. Service revenue increased by 8.4% from 1994 to 1995 and by 1.7% from 1993 to 1994. The increases in 1995 and 1994 were due to an increase in installation and maintenance revenues resulting from the growth in the number of the Company's customers.

     Service cost of revenues as a percentage of service revenues was 65.6%, 72.8%, and 69.3% in 1995, 1994 and 1993, respectively. The decrease in 1995 is primarily related to the increase in revenue, while also being favorably impacted by slightly reduced third-party maintenance costs. The increase in service costs in 1994 was attributable to increased third-party maintenance costs which the Company had expected to offset by reducing its service operations. This reduction did not occur, however, because the Company, in connection with its introduction of the Unison(R) product, was required to increase support services in order to address these additional service needs.

     Revenues from the Company's largest single customers were 12%, 9%, and 12% of total revenues in 1995, 1994 and 1993, respectively. Revenues from the Company's three largest customers amounted to 20%, 19%, and 30% of total revenues in 1995, 1994 and 1993, respectively. One of the three largest customers in 1993 was one of the Company's international distributors, not a single end user customer. The Company intends to broaden its base of existing and new customers by penetrating new markets, expanding it's direct international sales force, and using alternate channels of distribution, thereby decreasing its dependence on its largest customers.


     Research, development and engineering expenses were approximately $4,020,000, $3,540,000, and $3,391,000, representing 10.7%, 11.8%, and 10.1% of total revenues during 1995, 1994 and 1993, respectively. In addition, due to a change in the Company's current development cycle; no software development costs were capitalized in 1995, while the Company spent approximately $310,000 and $784,000 on capitalized software development costs during 1994 and 1993, respectively. The decrease in capitalized development costs from 1993 to 1994 was related to software development on Unison(R), which was completed in September of 1993.

     Selling, general and administrative expenses were approximately $12,165,000, $12,681,000, and $12,472,000, representing 32.4%, 42.2%, and 36.9%
of total revenues during 1995, 1994, and 1993, respectively. The decrease in 1995 was mostly attributable to the significant increase in revenues. The increase in 1994 as compared to 1993 was attributable to documentation, advertising, and certification expense related to the Unison(R) product, higher personnel costs including benefits, and indirect selling expenses. These increases were partially offset by a decrease in legal fees related to the settlement of a patent dispute with Digital Systems International in 1994.

     Interest income, derived primarily from money market investments, increased by 559.2% from 1994 to 1995 and by 63.8% from 1993 to 1994. These increases were due to the significantly higher average cash balances from year to year. Interest expense decreased by 35.5% from 1994 to 1995. This decrease reflects an overall decrease in outstanding debt attributable to capital lease obligations. Interest expense increased 47.1% from 1993 to 1994. This increase reflected additional interest expense on capital lease obligations related to the new Westford facility.

RESTRUCTURING

     In the second quarter of 1994, in response to lower revenue, the Company implemented a restructuring program. The restructuring was intended to refocus the strategic direction of the Company to exploit the full potential of the Unison(R) product line and maintain the Company's operating expenses in line with the revised revenue plan. As result of this program, the Company hired a new Chief Executive Officer and new Chief Financial Officer. This restructuring resulted in a 21% reduction in the Company's work force worldwide.

     The Company offered or was contractually committed to severance packages of up to fifteen months' salary. Additionally, the Company accelerated the phaseout of certain older product lines, necessitating the write-down of certain assets. In total, the restructuring cost was approximately $3,379,000, of which approximately $82,000 of other costs have yet to be paid as of December 31, 1995. The restructuring charge reflects approximately $1,487,000 of severance related costs and $1,892,000 related to the phase out of certain older product lines.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $12,936,000. As of the end of fiscal 1994, the Company's cash and cash equivalent balances were approximately $5,278,000. The increase in cash is a result of the Company's operating results and an increase in customer deposits. During the fourth quarter of 1994, the Company entered into an agreement for a secured, working capital line of credit with a bank for up to $2,000,000 based on eligible receivables, as defined. There were no outstanding balances as of December 31, 1995 or 1994.

     Working capital as of December 31, 1995 was approximately $8,589,000 as compared to $1,807,000 as of December 31, 1994 and $3,627,000 as of December 31, 1993. Total assets as of December 31, 1995 were approximately $20,825,000 compared to $14,777,000 as of December 31, 1994 and $17,681,000 as of December 31, 1993. The increase from 1994 to 1995 was primarily attributable to the cash generated by operations.

     Management believes, based on the current operating plan, that the Company's existing cash and cash equivalents, cash generated from operations, and amounts available under its secured, working capital line of credit will be sufficient to meet the Company's cash requirements for the foreseeable future.


IMPACT OF INFLATION

     The Company believes that inflation did not have a material effect on the results of operations in 1995.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. In particular, statements in "Item 1. Business" relating to expansion of the Business Partners Program, and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's intent to broaden its customer base and decrease reliance on its largest customers and the sufficiency of working capital, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results may be subject to substantial risks and uncertainties. The Company purchases certain equipment for its products from third party suppliers and licenses certain components of its software code from a number of third party vendors. While the Company believes that third party equipment and software vendors could be replaced if necessary, the Company might face significant delays in establishing replacement sources or in modifying its products to incorporate replacement components or software code. There can be no assurance that the Company will not suffer delays resulting from non-performance by its vendors or cost increases due to a variety of factors, including component shortages or changes in laws or tariffs applicable to items imported by the Company. Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the Company. The development of new products, the improvement of existing products and the continuing evaluation of new technologies is critical to the Company's success. Successful product development and introduction depends upon a number of factors, including anticipating and responding to the evolving applications needs of customers and resellers, timely completion and introduction of new products, and market acceptance of the Company's products. The telecommunications industry is extremely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: the timing of customer orders; the Company's ability to introduce new products on a timely basis; introduction of products and technologies by the Company's competitors; and market acceptance of the Company's and its competitors' products. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------



                                                           Page
                                                           ----
Report of Independent Public Accountants                    21

Consolidated Balance Sheets as of December 31,
     1995 and 1994                                          22

Consolidated Statements of Operations for the Years
     Ended December 31, 1995, 1994, and 1993                23

Consolidated Statements of Stockholder's Equity
     for the Years Ended December 31, 1995, 1994
     and 1993                                               24

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1995, 1994 and 1993                 25

Notes to Consolidated Financial Statements                  26

Financial Statement Schedule                                38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Davox Corporation:

     We have audited the accompanying consolidated balance sheets of Davox Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davox Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                           ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 22, 1996

                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        December 31,             December 31,
                                                                            1995                    1994
                                                                      -----------------        ----------------
                                    ASSETS
Current assets:
      Cash and cash equivalents                                            $ 12,935,907             $ 5,277,780
      Accounts receivable, net of reserves of
         $665,030 in 1995 and $637,672 in 1994                                4,459,597               4,699,719
      Inventories                                                             1,009,029                 767,794
      Prepaid expenses and other current assets                                  52,357                 209,020
                                                                      -----------------        ----------------
         Total current assets                                                18,456,890              10,954,313

Property and equipment, net                                                   1,865,398               2,536,759
Capitalized software development costs, net                                     380,287                 958,910
Other assets, net                                                               121,987                 327,135
                                                                      -----------------        ----------------
                                                                            $20,824,562             $14,777,117
                                                                      =================        ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                                  $    92,896            $    108,459
      Accounts payable                                                        2,927,172               2,530,656
      Accrued expenses                                                        3,926,054               3,819,782
      Customer deposits                                                       1,292,627                 830,295
      Deferred revenue                                                        1,629,081               1,858,241
                                                                      -----------------        ----------------
         Total current liabilities                                            9,867,830               9,147,433
                                                                      -----------------        ----------------

Long-term debt, net of current maturities                                        44,891                 137,788
                                                                      -----------------        ----------------

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
      Common stock, $.10 par value  -
        Authorized - 10,000,000 shares
        Issued - 6,845,789 shares in 1995
         and 6,580,295 shares in 1994                                           684,579                 658,030
        Capital in excess of par value                                       42,509,154              41,922,005
        Accumulated deficit                                                (32,257,746)            (37,063,993)
                                                                      -----------------        ----------------
                                                                             10,935,987               5,516,042
         Less - treasury stock, 2,807 shares at cost                           (24,146)                (24,146)
                                                                      -----------------        ----------------
           Total stockholders' equity                                        10,911,841               5,491,896
                                                                      -----------------        ----------------
                                                                            $20,824,562             $14,777,117
                                                                      =================        ================

  The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                              ------------------------------------------------------------

                                                     1995                   1994                 1993
                                                     ----                   ----                 ----
Product revenue                                    $23,382,089            $16,969,126         $20,899,485
Service revenue                                     14,173,982             13,077,995          12,856,746
                                              ----------------         --------------        -------------
    Total revenues                                  37,556,071             30,047,121          33,756,231
                                              ----------------         --------------        -------------

Cost of product revenue                              7,155,766              6,715,886           8,575,944
Cost of service revenue                              9,295,707              9,518,484           8,912,698
                                              ----------------         --------------        -------------
      Total cost of revenues                        16,451,473             16,234,370          17,488,642
                                              ----------------         --------------        -------------

      Gross profit                                  21,104,598             13,812,751          16,267,589
                                              ----------------         --------------        -------------

Research, development and engineering expenses       4,020,350              3,539,858           3,390,955
Selling, general and administrative expenses        12,165,447             12,680,787          12,471,944
Restructuring costs                                 - - -                   3,379,031           - - -
                                              ----------------         --------------        -------------
       Total operating expenses                     16,185,797             19,599,676          15,862,899
                                              ----------------         --------------        -------------

      Income (loss) from operations                  4,918,801            (5,786,925)             404,690

Interest income                                        440,909                 66,882              40,839
Interest expense                                        19,287                 29,913              20,339
                                              ----------------         --------------        -------------

      Income (loss) before provision
          for income taxes                           5,340,423            (5,749,956)             425,190
Provision for income taxes                             534,176             - - -                   40,000
                                              ----------------         --------------        -------------
          Net income (loss)                         $4,806,247           ($5,749,956)           $385,190
                                              ================         ==============        =============
Net income (loss) per common and
     common equivalent share                             $0.62                ($1.01)              $0.07
                                              ================         ==============        =============
Weighted average number of common and
    common equivalent shares outstanding             7,710,553              5,688,730           5,775,975
                                              ================         ==============        =============


  The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Capital in                                         Total
                                                Common Stock            Excess of     Accumulated      Treasury Stock  Stockholders'
                                           -------------------------                                -------------------
                                              Shares        Amount      Par Value       Deficit       Shares    Amount   Equity
                                           ------------   ----------  -------------  -------------  --------- --------- -----------
                                           ------------   ----------  -------------  -------------  --------- --------- -----------
BALANCE, December 31, 1992                    5,256,378     525,638      39,537,802   (31,699,227)    (2,807)  (24,146)   8,340,067

 Proceeds from exercise of stock
   options                                       71,878        7,188        140,194        - - - -   - - - -   - - - -      147,382
 Proceeds from employee stock
   purchase plan                                  4,274          427          7,660        - - - -   - - - -   - - - -        8,087

 Net income                                     - - - -      - - - -        - - - -        385,190   - - - -   - - - -      385,190
                                           ------------   ----------  -------------  -------------  --------- --------- -----------
BALANCE, December 31, 1993                    5,332,530      533,253     39,685,656    (31,314,037)   (2,807)  (24,146)   8,880,726

 Proceeds from exercise of stock
   options                                      175,167       17,517        325,333        - - - -   - - - -   - - - -      342,850
 Proceeds from employee stock
   purchase plan                                  5,932          593         17,684        - - - -   - - - -   - - - -       18,277
 Proceeds from private placement              1,066,666      106,667      1,893,332        - - - -   - - - -   - - - -    1,999,999
 Net loss                                       - - - -      - - - -        - - - -     (5,749,956)                      (5,749,956)
                                           ------------   ----------  -------------  -------------  --------- --------- -----------
BALANCE, December 31, 1994                    6,580,295     $658,030    $41,922,005   ($37,063,993)   (2,807) ($24,146)  $5,491,896

 Proceeds from exercise of stock
   options including related tax benefit        256,758       25,676        551,927        - - - -   - - - -   - - - -      577,603
 Proceeds from employee stock
    purchase plan                                 8,736          873         35,222        - - - -   - - - -   - - - -       36,095
 Net income                                     - - - -      - - - -        - - - -      4,806,247                        4,806,247
                                           ------------   ----------  -------------  -------------  --------- --------- -----------
BALANCE, December 31, 1995                    6,845,789     $684,579    $42,509,154   ($32,257,746)   (2,807) ($24,146)  10,911,841

 The accompanying notes are an integral part of these consolidated financial statements.

                               DAVOX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------------------

Cash flows from operating activities:                                 1995              1994                 1993
                                                              -----------------    --------------    -----------------
  Net income (loss)                                                 $4,806,247       ($5,749,956)            $385,190
  Adjustments to reconcile net income (loss) to net cash
   provided in operating activities -
     Depreciation and amortization                                   2,643,814         3,138,413            3,025,823
     Restructuring costs                                              (518,617)          600,933               - - -
     Provision for losses on accounts receivable                       248,561           338,289              357,294
     Changes in assets and liabilities -
         Accounts receivable                                            (8,439)        2,473,593           (1,946,640)
         Inventories                                                  (241,235)        1,233,663             (156,936)
         Prepaid expenses                                              156,663          (109,296)             162,680
         Accounts payable                                              396,516          (836,149)             411,305
         Accrued expenses                                              624,889           101,302              739,809
         Customer deposits                                             462,332           719,730              110,565
         Deferred revenue                                             (229,160)         (154,026)             276,337
                                                              -----------------    --------------    -----------------
         Net cash provided by operating activities                   8,341,571         1,756,496            3,365,427
                                                              -----------------    --------------    -----------------
Cash flows from investing activities:
  Purchase of property and equipment                                (1,230,140)       (1,067,223)          (1,493,883)
  Increase (decrease) in other assets                                   41,458           (43,332)            (125,347)
  Capitalized software development costs                                - - -           (309,961)            (784,320)
                                                              -----------------    --------------    -----------------
         Net cash used in investing activities                      (1,188,682)       (1,420,516)          (2,403,550)
                                                              -----------------    --------------    -----------------
Cash flows from financing activities:
  Principal payments for long-term debt                               (108,460)         (137,575)            (600,454)
  Proceeds from private placement                                       - - -          1,999,999               - - -
  Proceeds from exercise of stock options including related tax        577,603           342,850              147,382
    benefit
  Proceeds from exercise of employee stock purchase plan                36,095            18,277                8,087
                                                              -----------------    --------------    -----------------
Net cash provided by (used in) financing activities                    505,238         2,223,551             (444,985)
                                                              -----------------    --------------    -----------------

Net increase in cash and cash equivalents                            7,658,127         2,559,531              516,892

Cash and cash equivalents at beginning of year                       5,277,780         2,718,249            2,201,357
                                                              -----------------    --------------    -----------------

Cash and cash equivalents at end of year                           $12,935,907        $5,277,780           $2,718,249
                                                              =================    ==============    =================
Supplemental disclosures of cash flow information:
         Cash paid for-
               Interest                                        $        19,287     $      29,913      $        23,566
                                                              =================    ==============    =================
               Income taxes                                    $       184,655     $      20,826      $        24,028
                                                              =================    ==============    =================
Other transactions not affecting cash:
  Acquisition of property and equipment under
   capital lease obligation                                    $          -       $      190,812     $        153,212
                                                              =================   ==============    =================

 The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995



(1)  Operations and Significant Accounting Policies


     Davox Corporation (the Company) is a software and systems integration company which develops, markets, supports and services management systems for call center operations. These systems are marketed directly, through joint marketing relationships, and distribution agreements. The Company provides its systems to banks, consumer finance organizations, retailers, entertainment companies, telemarketing organizations, and utilities.

     These consolidated financial statements reflect the application of certain significant accounting policies, as described below and elsewhere in the accompanying consolidated financial statements.

(a)  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)  Revenue Recognition

     The Company recognizes revenue when products are shipped, provided that no significant vendor obligations remain outstanding, and the collection of the resulting receivable is deemed probable. The Company's policy is to defer the revenue associated with any significant vendor obligations remaining at the time of shipment until the related services are satisfied.

     Service revenues are recognized when the services are performed. Support revenues are recognized ratably over the period to which they relate.

(c)  Warranty Costs

     The Company warrantees its products for 90 days and provides for estimated warranty costs upon shipment of such products. Warranty costs have not been and are not anticipated to be significant.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)


(1)  Operations and Significant Accounting Policies (Continued)

(d)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


(e)  Postretirement Benefits

     The Company has no obligations for postretirement or general postemployment benefits.

(f)  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents.

     In 1994, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective July 1, 1994. The adoption of SFAS No. 115 did not have a material effect on the Company's financial statements.


(g)  Inventories

     Inventories are stated at the lower of first-in, first out (FIFO) cost or market and consist of the following:

                                                 December 31,
                                   ---------------------------------
                                        1995                  1994
                                        ----                  ----
Raw materials and subassemblies..  $     52,032           $   59,916
Work-in-process..................       641,430              503,505
Finished goods...................       315,567              204,373
                                   ------------           ----------
                                   $  1,009,029           $  767,794
                                   ============           ==========

     Subassemblies, work-in-process and finished goods inventories include material, and sub-contract labor. Internal labor and overhead are not significant.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)



(1)  Operations and Significant Accounting Policies (Continued)

(h)  Property and Equipment

     The Company provides for depreciation and amortization of property and equipment using the straight-line and declining-balance methods by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives. The cost of property and equipment and their useful lives are summarized as follows:

                                                                December 31,
                                                   --------------------------------

                                 Useful Life             1995                1994
                                 -----------             ----                ----
Machinery and equipment........  2-3 Years          $  3,564,708      $  5,687,112

Equipment under capital lease..  Life of Lease           530,117           530,117
Rental and demonstration
    equipment..................  3 Years                 411,604           436,162
Service equipment..............  1-5 Years             2,158,185         2,153,522
Leasehold improvements.........  Life of Lease            95,155            80,110
                                                    ------------      ------------
                                                    $  6,759,769      $  8,887,023
Less-Accumulated depreciation
    and amortization...........                        4,894,371         6,350,264
                                                    ------------      ------------
                                                    $  1,865,398      $  2,536,759
                                                    ============      ============

(i)  Research and Development and Software Development Costs

     Research and development expenses other than software development costs are charged to operations as incurred. In compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, certain computer software development costs are capitalized in the accompanying consolidated balance sheets. A change has occurred in the Company's current development cycle, such that the period between the attainment of technological feasibility and the first commercial shipment of a software enhancement has shortened, and the level of capitalizable costs incurred are no longer material. Accordingly, there were no software development costs capitalized during the year ended December 31, 1995. Approximately $310,000 and $784,000 of software costs were capitalized during the years ended December 31, 1994 and 1993, respectively. The Company

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)



(l)  Operations and Significant Accounting Policies (Continued)

(I)  Research and Development and Software Development Costs (continued)

amortizes capitalized software development costs over the resulting products' estimated useful lives of 12 to 36 months beginning with the first shipment of the related product. Approximately $579,000, $685,000, and $614,000 of capitalized software development costs were amortized to expense during the years ended December 31, 1995, 1994 and 1993, respectively.

(j)  Net Income (Loss) per Common and Common Equivalent Share

     Net income per common and common equivalent share has been computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock and common stock issuable pursuant to stock options and warrants have been reflected as outstanding using the treasury stock method. Common equivalent shares (stock options and warrants) have not been considered in the calculation of net loss per share for the year ended December 31, 1994, as their effect would be antidilutive. Fully diluted net income per common and common equivalent share has not been separately presented as the amounts are not materially different from primary net income per share.


(k)  Recently Issued Accounting Standards

     During March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long Lived Assets, which is effective for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

(2)  Line of Credit

     The Company has a secured working capital line of credit (line of credit) with a bank which expires in June 1996, pursuant to which the Company may borrow up to the lesser of $2,000,000 or a percentage of accounts receivable, as defined. Borrowings under the line of credit, will bear interest at the bank's prime rate (8.5% at December 31, 1995) plus 1%. The line of credit is collateralized by a first lien on all corporate assets including intellectual property. There were no borrowings under the line of credit during 1995.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)


(3)  Accrued Expenses

     Accrued expenses consist of the following:

                                                                   December 31,
                                                            ------------------------
                                                            1995                  1994
                                                            ----                  ----
     Commissions and bonuses.....................      $   653,936           $   452,480
     Employee benefits...........................          964,717               569,583
     State sales tax.............................          302,888               624,646
     Other.......................................        2,004,513             2,173,073
                                                       -----------           -----------
                                                       $ 3,926,054           $ 3,819,782
                                                       ===========           ===========

(4)  Long-term debt

     Long-term debt consists of capital lease purchase obligations at interest rates ranging from 9.8% to 13.15%, collateralized by certain equipment. Total debt was $137,787 and $246,247 with current maturities of $92,896 and $108,459, and long term debt of $44,891 and $137,788 for the years ended December 31, 1995 and 1994, respectively.


(5)  Employee Benefit Plan

     The Company maintains an Employee Deferred Compensation Savings Plan that covers all employees over 21 years of age who have completed at least six months of service with the Company. Contributions by the Company are discretionary and are determined by the Company's Board of Directors. There were no Company contributions in 1995, 1994 or 1993.

(6)  Income Taxes

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)


(6)  Income Taxes (Continued)

The approximate income tax effect of each type of temporary difference comprising the deferred tax asset is approximately as follows:

                                        1995                      1994
                                        ----                      ----
Net operating loss carryforwards..  $  8,862,000              $10,433,000
Depreciation......................       604,000                  691,000
Federal tax credit carryforwards..       577,000                  577,000
Other, net........................     1,577,000                1,144,000
                                    -------------             ------------
                                      11,620,000               12,845,000
Valuation allowance...............   (11,620,000)             (12,845,000)
                                    -------------             ------------
                                    $  - - -                  $   - - -
                                    =============             ============

     The valuation allowance has been provided to offset the potential deferred tax assets for which realization is not assured.



     At December 31, 1995, the Company has available net operating loss carryforwards and tax credit carryforwards of approximately $22,154,000 and $577,000 respectively, expiring through 2009. These carryforwards may be used to offset future income taxes payable, if any, and are subject to review by the Internal Revenue Service.

     The Internal Revenue Code provides that net operating loss carryforwards available to be used in any given year may be limited in the event of certain circumstances, including significant changes in ownership, as defined.

(7)  Commitments

(a)  Operating Lease Commitments

     The Company leases its facilities and sales offices under operating leases that expire at various dates through May 1999. The Company's lease for its corporate headquarters expires in September 1997. Pursuant to the lease agreements, the Company is responsible for maintenance costs and real estate taxes. Total rental expense for all operating leases for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $551,000, $684,000 and $1,221,000, respectively.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)


(7)  Commitments (Continued)

(a) Operating Lease Commitments (continued)


     Future minimum lease payments by year in the aggregate under operating leases, are approximately as follows at December 31, 1995:

     Year Ending December 31,
     ------------------------
     1996......................        $   381,000
     1997......................            198,000
     1998......................             57,000
     1999......................             18,000
                                       -----------
                                       $   654,000
                                       ===========

(b)  Capital Lease Commitments

     The Company leases certain equipment that has been reported as equipment under capital lease and as lease obligations in the accompanying consolidated financial statements. The cost and accumulated amortization of this equipment were approximately $354,000 and $230,000, respectively, at December 31, 1995 and approximately $530,000 and $291,000, respectively, at December 31, 1994.

     Future minimum lease payments under capital leases are as follows at December 31, 1995:

     Year Ending December 31,
     ------------------------
     1996.....................................      $  102,003
     1997.....................................          46,782
                                                    ----------
        Total minimum lease payments.............      148,785
     Less - amounts representing interest........      (10,998)
                                                    ----------
        Present value of minimum lease payments
          on capital lease.......................   $  137,787
                                                    ==========
     Less - current portion                        ($   92,896)
                                                   -----------
                                                    $   44,891
                                                    ==========

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)

(c)  Employment and Severance Agreements

     The Company has entered into employment and severance agreements with certain officers and employees whereby the Company may be required to pay the officers and employees a total of approximately $919,000 upon termination of employment by the Company.

(8)  Litigation

     The Company is presently engaged in various legal actions and its ultimate liability, if any, cannot be determined at the present time. However, management has consulted with legal counsel and management believes that any such liability will not materially effect the Company's financial position or results of operations.


(9)  Stockholders' Equity

(a)  1986 Stock Option Plan

     The Company's 1986 Stock Option Plan (the 1986 Plan) administered by the Board of Directors, authorizes the issuance of a maximum of 1,114,286 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. In August 1994, the Shareholders approved an amendment to increase the number of shares authorized for issuance under the 1986 Plan to 2,114,286. Options granted under the 1986 Plan may be either nonstatutory stock options or options intended to constitute "incentive stock options" under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The shares currently vest to the individual over a four-year period. There were 184,261 shares available for future grants under the 1986 Plan at December 31, 1995.

     In August 1992, the Board of Directors approved an amendment to the Stock Option Agreements under the 1986 Plan, whereby the options expire 10 years from date of grant. The Board of Directors also approved an opportunity for the employees to exchange their existing stock options for new options at the current fair market value. Included in the options granted and canceled during the year ended 1992 are 285,217 options exchanged per this action.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)



(9)  Stockholders' Equity (Continued)

(b)  Stock Options to Directors

     The Company's 1988 Non-Employee Director Stock Option Plan (the 1988 Plan), as amended, is administered by the Board of Directors and authorizes the issuance of a maximum of 400,000 shares of common stock for the exercise of options. The 1988 Plan provided for the automatic grant of 40,000 options for each non-employee director in office at the time of the amendment and provides for additional grants of 10,000 options per non-employee director on each biennial anniversary of amendment approval. The 1988 Plan also provides for the automatic grant of 40,000 options to each newly elected non-employee director and additional grants of 10,000 options per biennial anniversary of election to the Board of Directors. Options granted under the 1988 Plan vest 25% per year beginning one year from the date of grant and expire five years from the date of grant. There are 247,500 shares available for future grants under the 1988 Plan.

     The following is a summary of the stock option activity for all plans for the years ended December 31, 1995, 1994 and 1993:

                                             Number of        Exercise
                                              Options        Price Range
                                              -------        -----------
Options outstanding, December 31, 1992        983,114        1.75  -   4.63
  Options granted.......................      131,628        2.50  -   5.50
  Options exercised.....................      (71,878)       1.75  -   2.38
  Options canceled......................      (98,928)       1.75  -   4.69
                                            ----------     ----------------
Options outstanding, December 31, 1993        943,936        1.75  -   5.50
 Options granted........................    1,475,662        2.25  -   5.25
  Options exercised.....................     (162,180)       1.75  -   4.50
  Options canceled......................     (553,576)       1.75  -   5.50
                                            ----------     ----------------
Options outstanding, December 31, 1994      1,703,842       $1.75  -  $5.50
  Options granted.......................      112,875        6.75  -  12.25
  Options exercised.....................     (204,640)       1.75  -   7.13
  Options canceled......................      (44,519)       1.75  -  12.25
                                            ----------     ----------------
Options outstanding, December 31, 1995      1,567,558       $1.75  - $12.25
                                            ==========     ================
     Exercisable, December 31, 1995           546,147       $1.75  -  $7.13
                                            ==========     ================

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)


(9)  Stockholders' Equity (Continued)

(c)  Employee Stock Purchase Plan

     The Company has adopted an Employee Stock Purchase Plan (the "Purchase Plan"), under which a maximum of 100,000 shares of Common Stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan.

     The Purchase Plan provides for two "purchase periods" within each of the Company's fiscal years, the first commencing on January 1 of each calendar year and continuing through June 30 of such calendar year, and the second commencing on July 1 of each year and continuing through December 31 of such calendar year. Eligible employees may elect to become participants in the Purchase Plan for a purchase period by completing a stock purchase agreement prior to the first day of the purchase period for which the election is made. Shares are purchased through accumulation of payroll deductions (of not less than 0.5% nor more than 10% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee's account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for the shares will be the lower of 85% of the fair market value of the Common Stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period (rounded to the nearest quarter). During 1995 and 1994, 8,736 and 5,932 shares, respectively were purchased under the Purchase Plan.



(10) Significant Customers

     Revenues from the Company's largest single customers were 12%, 9%, and 12% of total revenues in 1995, 1994 and 1993, respectively. Revenues from the Company's three largest customers amounted to 20%, 19%, and 30% of total revenues in 1995, 1994 and 1993, respectively.



(11) Export Sales

     Export product sales, primarily to Canada, Europe, Mexico, Australia and Japan accounted for 12%, 11% and 13% of total net revenues in 1995, 1994 and 1993, respectively.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)



(12) Restructuring Costs

     In the second quarter of 1994, the Company restructured by downsizing in all areas of its operations. This downsizing resulted in a 21% reduction in the Company's work force worldwide. As a result, the Company recorded restructuring costs as follows:

     Write-downs of fixed assets, goodwill, inventory and          $1,629,866
     other assets abandoned as a result of the restructuring

     Severance and related benefits for 40 terminated employees     1,486,665

     Abandoned facilities costs                                       262,500
                                                                   ----------

                                                                   $3,379,031
                                                                   ==========

As of December 31, 1994, the restructuring had been completed, and there were no additional restructuring charges taken in 1995. The Company had approximately $82,000 of accrued restructuring charges remaining at December 31, 1995. None of the previously accrued expenses were reversed to the Statement of Operations.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                                  (Continued)



(13) Quarterly Results of Operations (Unaudited)

     The following table presents a summary of quarterly results of operations for the years ended December 31, 1995 and 1994:

                                   Year Ended December 31, 1995
                                   ----------------------------

                         First            Second               Third           Fourth
                        Quarter           Quarter             Quarter          Quarter
                        -------           -------             -------          -------
Total revenues        $8,541,101        $9,016,084          $9,568,619       $10,430,267

Gross profit           4,614,439         5,018,460           5,452,528         6,019,171

Net income               912,561         1,080,901           1,289,085         1,523,700

Net income
     per share             $0.12             $0.14               $0.16             $0.19


                                   Year Ended December 31, 1994
                                   ----------------------------

                         First            Second               Third           Fourth
                        Quarter           Quarter             Quarter          Quarter
                        -------           -------             -------          -------
Total revenues        $7,470,984        $6,097,346          $8,142,951        $8,335,840

Gross profit           3,079,881         2,189,594           4,093,163         4,450,113

Net income (loss)     (1,294,615)       (5,542,994)            468,580           619,073

Net income (loss)
     per share            ($0.24)           ($1.03)              $0.08             $0.09

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE



To Davox Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Davox Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 22, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 22, 1996

                      DAVOX CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS



                              Balance at             Charged to        Deductions        Balance at
                               Beginning              Costs and           from             End of
                               of Period               Expenses          Reserves          Period
                            ------------           ------------      ------------       ------------
RESERVE FOR DOUBTFUL
ACCOUNTS AND SALES
ADJUSTMENTS:

December 31, 1995               $637,672               $242,185          $214,827(1)        $665,030
December 31, 1994                686,847                338,289           387,464(1)         637,672
December 31, 1993                540,617                357,294           211,064(1)         686,847

(1)  Amounts deemed uncollectible and recoveries of previously reserved amounts.


ACCUMULATED AMORTIZATION
OF INTANGIBLE ASSETS:

December 31, 1995               $433,819                $41,926                 0           $475,745
December 31, 1994                391,894                 41,925                 0            433,819
December 31, 1993                349,968                 41,926                 0            391,894




ACCUMULATED AMORTIZATION
OF GOODWILL:

December 31, 1995               $406,386                     $0                 0           $406,386
December 31, 1994                362,908                 43,478                 0            406,386
December 31, 1993                343,559                 19,349                 0            362,908

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         Not Applicable.

PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Directors

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1995 fiscal year ended December 31, 1995 under the heading "Election of Directors."

Executive Officers

     See Item 4A.

ITEM 11  EXECUTIVE COMPENSATION
-------------------------------

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1995 fiscal year ended December 31, 1995, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1995 fiscal year ended December 31, 1995, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

ITEM 13  CERTAIN RELATIONSHIPS AND TRANSACTIONS
-----------------------------------------------

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's 1995 fiscal year ended December 31, 1995, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  Financial Statements and Financial Statement Schedules

     1.   Financial Statements.

     The following financial information is incorporated in Item 8 above.

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1995 and 1994.

     Consolidated Statements of Operations for the years ended
     December 31, 1995, 1994, and 1993.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.

     2.  Financial Statement Schedule.

     The following financial information is incorporated in Item 8 above.

     Report of Independent Public Accountants on Schedule
     II  -  Valuation and Qualifying Accounts.

     All other schedules are not submitted because they are not applicable, not required or because the information is included in the Financial Statements or Notes to Financial Statements.

(b)  Reports on Form 8-K

     The Company did not file any Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1995.

(c)  List of Exhibits.

     Exhibit
     Number          Description of Exhibit
     ------          ----------------------

     3.01(8) Restated Certificate of Incorporation of the Registrant, as amended.

     3.02(3)        By-laws of the Registrant, as amended.

     4.01(8) Description of Capital Stock contained in the Registrant's Restated Certificate of Incorporation, as amended, filed as Exhibit 3.01.

     4.02(4) Registrant's 10% Subordinated Term Note in the principal amount of $2.3 million due September 1, 1993.

     10.01(12)      1986 Stock Option Plan, as amended, of the Registrant.

     10.02(10)      Form of Incentive Stock Option Agreement under the
                    Registrant's 1986 Stock Option Plan.

     10.03(3) Form of Non-Statutory Stock Option Agreement under the Registrant's 1986 Stock Option Plan.

     10.04(3)       Incorporation Agreement of the Registrant dated June 1982.

     10.05(5) Manufacturing Agreement dated as of February 20, 1987, between the Registrant and Wong's Electronics Company, Ltd.

     10.06(9) Amended Employment Agreement, dated as of July 20, 1991, by and between the Registrant and Daniel A. Hosage.

     10.07(3)       Form of Nondisclosure Agreement.

     10.08(5) Lease Agreement dated June 3, 1987, between the Registrant and William J. Callahan, Trustee.

     10.09(4) Stock Purchase Agreement among the Registrant, The Dispatch Printing Company and TBS International, Inc. dated as of September 15, 1987.

     10.10(9) Amended and Restated 1988 Non-Employee Director Stock Option Plan of the Registrant.

     10.11(5) Form of Option Agreement under the Registrant's 1988 Non-Employee Director Stock Option Plan.

     10.12(6) Asset Purchase Agreement dated August 9, 1988 between the Registrant, DAVOX/VCT Corporation and Voice Computer Technologies Corporation.

     10.13(1) Merger Agreement dated December 15, 1988 between the Registrant, DAVOX/VCT Corporation and TBS International, Inc.

     10.14(10)      International Distribution Agreement between the Registrant and Datapoint Corporation dated January 8, 1993.

     10.15(1)       Employee Deferred Compensation Savings Plan of the
                    Registrant.

     10.16(8) Pledge Agreement dated September 12, 1990 between the Registrant and Daniel A. Hosage.

     10.17(8) Promissory Note dated September 12, 1990 from Daniel A. Hosage in the principal amount of $100,000.

     10.18(9) Severance Agreement dated June 26, 1991 between the Registrant and Charles E. Carney.

     10.19(9) Severance Agreement dated June 10, 1991 between the Registrant and James F. Mitchell.

     10.20(9) Severance Agreement dated June 10, 1991 between the Registrant and J. Lawrence Doherty.

     10.21(9)       1991 Employee Stock Purchase Plan.

     10.22(10)      Third party maintenance agreement dated August 3, 1992
                    between the Registrant and Grumman Systems Support
                    Corporation.

     10.23(11)      Surrender Agreement dated March 23, 1993 between the
                    Registrant and Daniel A. Hosage.

     10.24(11)      Notice of Settlement dated November 12, 1993 between
                    the Registrant and Daniel A. Hosage.

     10.25(11)      Sublease Agreement dated October 22, 1993 between
                    the Registrant and Digital Equipment Corporation.

     10.26(12)      Common Stock Purchase Agreement dated September 23, 1994
                    between the Registrant and the purchasers named therein.

     10.27(12)      Letter agreement dated December 30, 1994 between the
                    Registrant and Fleet Bank of Massachusetts, N.A.

     10.28 Third party service provider agreement between the Registrant and Grumman Systems Support Corporation.

     22.            Subsidiaries of the Registrant.

     24.            Consent of Arthur Andersen LLP.

     27.            Article 5-Summary Financial Data.

(1) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1988.

(2)  Previously filed as an exhibit to Form 10-Q filed on November 11, 1988.

(3) Previously filed as an exhibit to Registration Statement No. 33-12689 filed on March 17, 1987.

(4)  Previously filed as an exhibit to Form 8-K filed on September 29, 1987.

(5) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1987.

(6)  Previously filed as an exhibit to Form 8-K filed on September 15, 1988.

(7) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1989.

(8) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1990.

(9) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.

(10) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1992.

(11) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.

(12) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on the 21st day of February 1996.

DAVOX Corporation

                                        By:  /s/ Alphonse M. Lucchese
                                           --------------------------
                                              Alphonse M. Lucchese
                                            President, Chief Executive
                                              Officer and Chairman



                               POWER OF ATTORNEY

Each person whose signature appears below this Annual Report on Form 10-K hereby constitutes and appoints Alphonse M. Lucchese and Timothy C. Maguire and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities (until revoked in writing) to sign all amendments (including post-effective amendments) to this Annual Report on Form 10-K of Davox Corporation, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, this Annual report or amendment thereto has been signed below by the following persons in the capacities and on the date indicated.


Signature                           Title                        Date
---------                           -----                        ----

/s/ Alphonse M. Lucchese        President, Chief
------------------------
    Alphonse M. Lucchese      Executive Officer and
                               Chairman (Principal
                                Executive Officer)          February 21, 1996

/s/ John J. Connolly            Vice President of
--------------------
    John J. Connolly            Finance and Chief
                                Financial Officer
                              (Principal Financial
                                     Officer)               February 21, 1996


/s/ Michael D. Kaufman               Director               February 21, 1996
----------------------
    Michael D. Kaufman


/s/ R. Scott Asen                    Director               February 21, 1996
-----------------
    R. Scott Asen


/s/ Walter J. Levison                Director               February 21, 1996
---------------------
    W. Levison