Form 10-K/A
period 1995-12-31
DAVOX CORP
filed 1996-04-23
CIK 811640

                                  FORM 10-K/A
                        AMENDMENT NUMBER 1 TO FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

                                       OR

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _______________ to __________________

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

                         Common Stock,  $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  __X___         No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form

10-K or any amendment to this Form 10-K

                         Yes  _____          No  __X___


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

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------

(a)  Financial Statements and Financial Statement Schedules

     1. Financial Statements.

     The following financial information is incorporated in Item 8 above.

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1995 and 1994.

     Consolidated Statements of Operations for the years ended December 31, 1995, 1994, and 1993.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993.

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

     10.24(11)  Notice of Settlement dated November 12, 1993 between the
                Registrant and Daniel A. Hosage.

     10.25(11)  Sublease Agreement dated October 22, 1993 between the Registrant and Digital Equipment Corporation.

     10.26(12)  Common Stock Purchase Agreement dated September 23, 1994 between the Registrant and the purchasers named therein.

     10.27(12)  Letter agreement dated December 30, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.

     10.28(13)  Third party service provider agreement between the Registrant and Grumman Systems Support Corporation.

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

(13) Confidential treatment requested.  Redacted version filed herewith.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on the 23rd day of April, 1996.


DAVOX Corporation

                                    By:  /s/ Alphonse M. Lucchese
                                         ________________________
                                         Alphonse M. Lucchese
                                         President, Chief Executive
                                          Officer and Chairman