Form 10-Q
period 1996-03-31
DAVOX CORP
filed 1996-05-03
CIK 811640

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

                                YES   X  NO  ___
                                     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of April 26, 1996: 7,012,387 shares.

                        DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:                                         Page No.
                                                                          -------
            Consolidated Balance Sheets as of
            March 31, 1996 (unaudited) and December
            31, 1995                                                         3

            Consolidated Statements of Operations
            for the three months ended March 31, 1996
            and 1995 (unaudited)                                             4

            Consolidated Statements of Cash Flows
            for the three months ended March 31, 1996
            and 1995 (unaudited)                                             5

            Notes to Consolidated Financial Statements
            (unaudited)                                                      6 - 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8 - 10


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                11

   Item 6.  Exhibits and Reports on Form 8-K                                 11

            Signatures                                                       12


                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                                1996                     December 31,
                                                            (unaudited)                      1995
                                                       ----------------------       ----------------------
                             ASSETS

Current assets:
     Cash and cash equivalents                                $    16,792,469              $    12,935,907
     Accounts receivable, net of reserves of
           $534,376 in 1996 and $665,030 in 1995                    6,143,569                    4,459,597
     Inventories                                                    1,101,371                    1,009,029
     Prepaid expenses and other current assets                        117,484                       52,357
                                                       ----------------------       ----------------------

           Total current assets                                    24,154,893                   18,456,890

Property and equipment, net                                         2,171,112                    1,865,398
Capitalized software development costs, net                           231,989                      380,287
Other assets, net                                                      94,440                      121,987
                                                       ----------------------       ----------------------

                                                              $    26,652,434              $    20,824,562
                                                        =====================        =====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                     $        81,918              $        92,896
     Accounts payable                                               3,971,768                    2,927,172
     Accrued expenses                                               3,424,831                    3,926,054
     Customer deposits                                              2,524,573                    1,292,627
     Deferred revenue                                               3,686,357                    1,629,081
                                                       ----------------------       ----------------------

           Total current liabilities                               13,689,447                    9,867,830
                                                       ----------------------       ----------------------

Long-term debt, net of current maturities                              30,299                       44,891
                                                       ----------------------       ----------------------

Stockholders' equity:
     Common stock, $.10 par value  -
        Authorized - 10,000,000 shares
        Issued - 6,932,297 shares in 1996
         and 6,845,789 shares in 1995                                 693,230                      684,579
     Capital in excess of par value                                42,763,051                   42,509,154
     Accumulated deficit                                         (30,499,447)                 (32,257,746)
                                                       ----------------------       ----------------------

                                                                   12,956,834                   10,935,987
       Less - treasury stock, 2,807 shares at cost                    (24,146)                     (24,146)
                                                       ----------------------       ----------------------

           Total stockholders' equity                              12,932,688                   10,911,841
                                                       ----------------------       ----------------------

                                                              $    26,652,434              $    20,824,562
                                                        =====================        =====================

The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                 For the three months
                                                                    ended March 31,
                                                    -----------------------------------------------

                                                              1996                       1995
                                                              ----                       ----
Product revenue                                            $    7,601,634             $   5,143,427
Service revenue                                                 3,808,633                 3,397,674
                                                    ---------------------      --------------------
      Total revenues                                           11,410,267                 8,541,101
                                                    ---------------------      --------------------

Cost of product revenue                                         2,204,435                 1,719,437
Cost of service revenue                                         2,474,213                 2,207,225
                                                    ---------------------      --------------------
      Total cost of revenues                                    4,678,648                 3,926,662
                                                    ---------------------      --------------------

      Gross profit                                              6,731,619                 4,614,439
                                                    ---------------------      --------------------

Research, development and engineering expenses                  1,267,870                   935,736
Selling, general and administrative expenses                    3,673,342                 2,730,391
                                                    ---------------------      --------------------
    Total operating expenses                                    4,941,212                 3,666,127
                                                    ---------------------      --------------------

      Income from operations                                    1,790,407                   948,312

Interest income                                                   166,483                    71,437
Interest expense                                                    3,232                     5,792
                                                    ---------------------      --------------------

      Income before provision
          for income taxes                                      1,953,658                 1,013,957
Provision for income taxes                                        195,359                   101,396
                                                    ---------------------      --------------------

    Net income                                             $    1,758,299             $     912,561
                                                     ====================       ===================


Net income per common and                                  $         0.22             $        0.12
    common equivalent share                          ====================       ===================

Weighted average number of common and
    common equivalent shares outstanding                        8,009,032                 7,449,435
                                                     ====================       ===================

The accompanying notes are an integral part of these consolidated financial statements.


                   PART I. FINANCIAL INFORMATION (continued)
                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                               For the three months
                                                                  ended March 31,
                                                        --------------------------------

Cash flows from operating activities:                       1996               1995
                                                        -------------      -------------

  Net income                                             $ 1,758,299         $  912,561
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                           578,438            561,525
     Provision for losses on accounts receivable              22,000             74,456
     Changes in assets and liabilities -
         Accounts receivable                              (1,705,972)           451,277
         Inventories                                         (92,342)            15,710
         Prepaid expenses and other current assets           (65,127)            49,270
         Accounts payable                                  1,044,596           (303,340)
         Accrued expenses                                   (501,223)          (272,531)
         Customer deposits                                 1,231,946           (246,608)
         Deferred revenue                                  2,057,276          1,446,639
                                                        -------------      -------------

         Net cash provided by operating activities         4,327,891          2,688,959
                                                        -------------      -------------

Cash flows from investing activities:
  Purchase of property and equipment, net                   (706,772)          (201,311)
  Increase in other assets                                    (1,535)            (2,058)
                                                        -------------      -------------

         Net cash used in investing activities              (708,307)          (203,369)
                                                        -------------      -------------

Cash flows from financing activities:
  Principal payments of long-term debt                       (25,570)           (29,545)
  Proceeds from exercise of stock options                    223,279             88,347
  Proceeds from exercise of employee stock purchase plan      39,269             11,700
                                                        -------------      -------------

Net cash provided by financing activities                    236,978             70,502
                                                        -------------      -------------

Net increase in cash and cash equivalents                  3,856,562          2,556,092

Cash and cash equivalents at beginning of period          12,935,907          5,277,780
                                                        -------------      -------------

Cash and cash equivalents at end of period               $16,792,469         $7,833,872
                                                        ============         ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                    $3,232             $5,792
                                                         ============       ============


  Cash paid during the period for income taxes               $12,206            $14,005
                                                         ============       ============


  The accompanying notes are an integral part of these consolidated financial statements.

                        DAVOX CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.     Basis of Preparation

          The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 which was filed with the Securities and Exchange Commission on February 26, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the full fiscal year.


2.     Principles of Consolidation

          The accompanying consolidated financial statements at March 31, 1996 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.    Inventories

          Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                March 31,   December 31,
                                  1996          1995
                               -----------  ------------

          Raw materials and
           subassemblies.....   $   55,015    $   52,032
          Work-in-process....      538,001       641,430
          Finished goods.....      508,355       315,567
                                ----------    ----------
                                $1,101,371    $1,009,029
                                ==========    ==========


                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)



3. Inventories (continued)

          Subassemblies, work-in-process and finished goods inventories include material and subcontract labor. Internal labor and overhead are not significant and are charged to operations in the period incurred.


4. Capitalization of Software Development Costs

          A change occurred in the Company's development cycle, such that the period between the attainment of technological feasibility and the first commercial shipment of a software enhancement has shortened, and the level of capitalizable costs incurred are no longer material. Accordingly, during the three months ended March 31, 1996 there were no software development costs capitalized. Approximately $148,000 of capitalized software development costs were amortized to expense during the three months ended March 31, 1996.


5. Provision for Income Taxes

          The Company has available significant net operating loss carryforwards. However, for the three months ended March 31, 1996, the Company provided for federal alternative minimum tax and for certain state income taxes in those states which do not allow for net operating loss carryforwards.


6. Net Income Per Share

          Net income per share was computed based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

   Total revenues for the first quarter of 1996 increased 33.6% compared to the same period in 1995.

   Product revenue increased approximately $2.5 million, or 47.8% to $7.6 million in the first quarter of 1996 as compared to the same period in 1995. The increase was caused by continued increasing demand for the Unison call center management system in all markets.

   Product cost of revenue increased approximately $485,000 to $2.2 million, but as a percentage of product revenue for the first quarter of 1996 decreased 4.4% as compared to the first quarter of 1995. This decrease as a percentage of product revenue was mainly attributable to the increased volume of product shipments relative to fixed costs, and a higher margin product mix.

   Service revenue increased by approximately $411,000, or 12.1% to $3.8 million in the first quarter of 1996 as compared to the first quarter of 1995 due to increased installation revenue related to the increased volume of product shipments and an increase in maintenance revenues related to the growth in the number of the Company's customers.

   Service cost of revenue increased approximately $267,000 to $2.5 million, but as a percentage of service revenue was the same for the first quarter of 1996 as compared to the same period in 1995.

   Research, development and engineering expenses increased approximately $332,000, or 35.5% to $1.3 million for the first quarter of 1996 as compared to the same period in 1995. This increase was primarily attributable to higher payroll and related expenses in the first quarter of 1996 resulting from headcount increases. As a percentage of total revenues, research, development and engineering expenses increased only slightly from 11.0% for the first quarter of 1995 to 11.1% for the first quarter of 1996.

   Selling, general and administrative (SG&A) expenses increased by approximately $943,000, or 34.5% to $3.7 million for the first quarter of 1996 as compared to the same period in 1995. This increase was primarily attributable to increased payroll and related expenses in the first quarter of 1996 resulting from headcount increases, and indirect and direct selling expenses related to the increased revenues. As a percentage of total revenues, SG&A expenses increased slightly from 32.0% for the first quarter of 1995 to 32.2% for the first quarter of 1996.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     Interest income in 1996 was derived primarily from money market investments. Interest income increased 133.0% in the first quarter of 1996 compared to the same period in 1995. The increase reflects the higher average cash balances in 1996 compared to 1995.

    Interest expense in 1996 was attributable to capital lease obligations. Interest expense decreased 44.2% in the first quarter of 1996 compared to the same period in 1995. This decrease reflects an overall decrease in the oustanding balances of the capital lease obligations.


RESTRUCTURING

    In response to lower revenues, the Company implemented a restructuring program in the second quarter of 1994. In total, the restructuring cost was approximately $3,379,000, of which approximately $64,000 of related costs have yet to be paid as of March 31, 1996. These costs are expected to be completely paid off in the fourth quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1996, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $16,792,000. As of the end of fiscal year 1995, the Company's cash and cash equivalent balances were approximately $12,936,000. The increase was due primarily to the collection of deferred annual maintenance contracts, an increase in customer deposits, as well as the favorable operating results. In addition, the Company has an agreement for a secured working capital line of credit with a bank for up to $2,000,000 based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of March 31, 1996.

  At March 31, 1996, the working capital of the Company increased to approximately $10,465,000 from approximately $8,589,000 as of December 31, 1995. The increase was primarily attributable to the net income of approximately $1,758,000 for the first three months of 1996. Total assets during the same period increased to approximately $26,652,000 from approximately $20,825,000. The increase was primarily due to the cash provided by operations and an increase in accounts receivable.

    Management believes, based on the current operating plan, that the Company's existing cash and cash equivalents, cash generated from it's future operations, and amounts available under its secured working capital line of credit will be sufficient to meet the Company's cash requirements for the foreseeable future.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)




CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risk and uncertainties. The Company's actual future results may differ significantly from those stated in any forward-looking statements.

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could have a materially adverse affect on revenues and profitability, including, but not limited to: the timing of customer orders, the ability to introduce new products on a timely basis, introduction of products and technologies by the Company's competitors, and market acceptance of the Company's and its competitors' products. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

                          PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1995.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits

         Exhibit
         Number                      Description of Exhibit
         ------                     -----------------------
           27                        Article 5 - Summary Financial Data Schedule



         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   Signatures



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DAVOX CORPORATION


Date:  May 1, 1996                  By: /s/ Alphonse M. Lucchese
                                        ------------------------
                                        Alphonse M. Lucchese
                                        President, Chief
                                        Executive Officer and
                                        Chairman (Principal
                                        Executive Officer)



Date:  May 1, 1996                  By: /s/ John J. Connolly
                                        --------------------
                                        John J. Connolly
                                        Vice President of Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer)