Form 10-Q
period 1996-06-30
DAVOX CORP
filed 1996-08-02
CIK 811640

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    ------------

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

                                YES   X  NO
                                     --      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of July 26, 1996: 7,204,819 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:                                    Page No.
                                                                     -------
            Consolidated Balance Sheets as of
            June 30, 1996 (unaudited) and December 31, 1995             3

            Consolidated Statements of Operations
            for the three months and six months ended
            June 30, 1996 and 1995 (unaudited)                          4

            Consolidated Statements of Cash Flows
            for the six months ended June 30, 1996
            and 1995 (unaudited)                                        5

            Notes to Consolidated Financial Statements (unaudited)      6 - 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8 - 10


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                           11

   Item 4.  Submission of Matters to a Vote of Security-Holders         11

   Item 6.  Exhibits and Reports on Form 8-K                            11

            Signatures                                                  12

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED  BALANCE SHEETS

                                                           June 30,
                                                             1996                   December 31,
                                                          (unaudited)                   1995
                                                      -------------------       ------------------
                             ASSETS
Current assets:
     Cash and cash equivalents                            $    22,592,205          $    12,935,907
     Accounts receivable, net of reserves of
        $517,629 in 1996 and $665,030 in 1995                   4,893,453                4,459,597
     Inventories                                                1,612,879                1,009,029
     Prepaid expenses and other current assets                    130,418                   52,357
                                                      -------------------       ------------------
           Total current assets                                29,228,955               18,456,890

Property and equipment, net                                     2,995,299                1,865,398
Capitalized software development costs, net                        83,693                  380,287
Other assets, net                                                 222,750                  121,987
                                                      -------------------       ------------------
                                                          $    32,530,697          $    20,824,562
                                                      ===================       ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt              $           66,848       $           92,896
     Accounts payable                                           3,690,851                2,927,172
     Accrued expenses                                           4,073,834                3,926,054
     Customer deposits                                          5,477,979                1,292,627
     Deferred revenue                                           3,254,102                1,629,081
                                                      -------------------       ------------------
           Total current liabilities                           16,563,614                9,867,830
                                                      -------------------       ------------------
Long-term debt, net of current maturities                          10,268                   44,891
                                                      -------------------       ------------------
Stockholders' equity:
     Common stock, $.10 par value  -
        Authorized - 10,000,000 shares
        Issued - 7,201,056 shares in 1996
          and 6,845,789 shares in 1995                            720,106                  684,579
     Capital in excess of par value                            43,712,441               42,509,154
     Accumulated deficit                                     (28,451,586)             (32,257,746)
                                                      -------------------       ------------------
                                                               15,980,961               10,935,987
        Less - treasury stock, 2,807 shares at cost              (24,146)                 (24,146)
                                                      -------------------       ------------------
            Total stockholders' equity                         15,956,815               10,911,841
                                                      -------------------       ------------------
                                                          $    32,530,697          $    20,824,562
                                                      ===================       ==================

The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               For the three months             For the six months
                                                   ended June 30,                  ended June 30,
                                          -------------------------------  ------------------------------
                                               1996            1995           1996            1995
                                               ----            ----           ----            ----
Product revenue                                $8,702,957      $5,424,073     $16,304,591     $10,567,500
Service revenue                                 3,962,392       3,592,011       7,771,025       6,989,685
                                          ---------------  --------------  --------------  --------------
   Total revenue                               12,665,349       9,016,084      24,075,616      17,557,185

Cost of product revenue                         2,563,644       1,617,464       4,768,079       3,336,901
Cost of service revenue                         2,574,654       2,380,160       5,048,867       4,587,385
                                          ---------------  --------------  --------------  --------------
   Total cost of revenue                        5,138,298       3,997,624       9,816,946       7,924,286

   Gross profit                                 7,527,051       5,018,460      14,258,670       9,632,899

Research, development and
     engineering expenses                       1,415,696       1,027,974       2,683,566       1,963,710
Selling, general and administrative
     expenses                                   4,054,250       2,894,686       7,727,592       5,625,077
                                          ---------------  --------------  --------------  --------------

      Total operating expenses                  5,469,946       3,922,660      10,411,158       7,588,787

   Income from operations                      2,057,105       1,095,800       3,847,512       2,044,112

Interest income                                   221,609         110,395         388,092         181,832
Interest expense                                    3,304           5,109           6,536          10,901
                                          ---------------  --------------  --------------  --------------

   Income before provision
     for income taxes                           2,275,410       1,201,086       4,229,068       2,215,043
Provision for income taxes                        227,549         120,185         422,908         221,581
                                          ---------------  --------------  --------------  --------------

     Net income                             $   2,047,861   $   1,080,901   $   3,806,160   $   1,993,462
                                          ===============  ==============  ==============  ==============

Net income per common and                          $0.25           $0.14           $0.47           $0.26
  common equivalent share                 ===============  ==============  ==============  ==============

Weighted average number of common and
  common equivalent shares outstanding          8,193,504       7,659,518       8,101,267       7,554,671
                                          ===============  ==============  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                            For the six months
                                                              ended June 30,
                                                        ---------------------------
Cash flows from operating activities:                        1996           1995
                                                        ------------   ------------
  Net income                                            $  3,806,160   $  1,993,462
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                         1,224,634      1,259,232
     Provision for losses on accounts receivable              34,000        151,744
     Changes in current assets and liabilities -
       Accounts receivable                                  (467,856)       249,642
       Inventories                                          (603,850)        76,183
       Prepaid expenses and other current assets             (78,061)       100,402
       Accounts payable                                      763,679       (431,630)
       Accrued expenses                                      147,780       (359,098)
       Customer deposits                                   4,185,352        823,332
       Deferred revenue                                    1,625,021      1,312,785
                                                        ------------   ------------
       Net cash provided by operating activities          10,636,859      5,176,054
                                                        ------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment, net                 (2,039,978)      (635,349)
  Increase in other assets                                  (118,726)        (1,576)
                                                        ------------   ------------
       Net cash used in investing activities              (2,158,704)      (636,925)
                                                        ------------   ------------
Cash flows from financing activities:
  Principal payments of long-term debt                       (60,671)       (54,738)
  Proceeds from exercise of stock options                  1,199,545        252,990
  Proceeds from exercise of employee stock
   purchase plan                                              39,269         11,700
                                                        ------------   ------------
       Net cash provided by financing activities           1,178,143        209,952
                                                        ------------   ------------
       Net increase in cash and cash equivalents           9,656,298      4,749,081

Cash and cash equivalents at beginning of period          12,935,907      5,277,780
                                                        ------------   ------------
Cash and cash equivalents at end of period              $ 22,592,205   $ 10,026,861
                                                        ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest              $      6,536   $     10,901
                                                        ============   ============
  Cash paid during the period for income taxes          $    114,306   $     18,755
                                                        ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        DAVOX CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1.     Basis of Preparation

          The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 which was filed with the Securities and Exchange Commission on February 26, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six month period ended June 30, 1996 may not be indicative of the results that may be expected for the full fiscal year.


2.       Principles of Consolidation

          The accompanying consolidated financial statements at June 30, 1996 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.    Inventories

          Inventories are stated at the lower of the first-in, first-out (FIFO) cost or market and consist of the following:


                                June 30,      December 31,
                                  1996            1995
                               -----------    ------------

          Raw materials and
           subassemblies.....   $   84,726    $   52,032
          Work-in-process....      796,926       641,430
          Finished goods.....      731,227       315,567
                                ----------    ----------
                                $1,612,879    $1,009,029
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


4. Capitalization of Software Development Costs

          A change occurred in the Company's development cycle, such that the period between the attainment of technological feasibility and the first commercial shipment of a software enhancement has shortened, and the level of capitalizable costs incurred are no longer material. Accordingly, during the three months and six months ended June 30, 1996, there were no software development costs capitalized. Approximately $148,000 and $297,000 of capitalized software development costs were amortized to expense during the three months and six months ended June 30, 1996, respectively.


5. Provision for Income Taxes

          The Company has available significant net operating loss carryforwards. However, for the three months and six months ended June 30, 1996, the Company provided for federal alternative minimum tax and for certain state income taxes in those states which do not allow for net operating loss carryforwards.


6. Net Income Per Share

          Net income per share was computed based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1996 and 1995

          Total revenue for the second quarter of 1996 increased approximately $3.6 million, or 40.5% compared to the same period in 1995, while total revenue for the first six months of 1996 increased approximately $6.5 million, or 37.1% compared to the same period in 1995.

          Product revenue increased approximately $3.3 million, or 60.5% to $8.7 million in the second quarter of 1996 as compared to the same period in 1995. Product revenue for the first six months of 1996 increased approximately $5.7 million, or 54.3% to $16.3 million as compared to the same period in 1995. The increase was caused by continued increasing demand for the Unison call center management system, especially the telemarketing and collections outbound capabilities.

          Cost of product revenue increased approximately $946,000, or 58.5% to $2.6 million for the second quarter of 1996, but as a percentage of product revenue decreased 0.4% as compared to the second quarter of 1995. Cost of product revenue for the first six months of 1996 increased approximately $1.4 million, or 42.9% to $4.8 million, but as a percentage of product revenue, decreased 2.3% as compared to the same period in 1995. This decrease as a percentage of product revenue was mainly attributable to the increased volume of product shipments relative to fixed costs, and a higher margin product mix.

          Service revenue increased approximately $370,000, or 10.3% to $4.0 million for the second quarter of 1996 as compared to the second quarter of 1995, while service revenue for the first six months of 1996 increased approximately $781,000, or 11.2% to $7.8 million as compared to the same period in 1995. These increases are due to increased installation revenue related to the increased volume of product shipments and an increase in maintenance revenues related to the growth in the number of the Company's customers.

          Cost of service revenue increased approximately $194,000, or 8.2% to $2.6 million for the second quarter of 1996, but as a percentage of service revenue decreased by 1.3% as compared to the second quarter of 1995. Cost of service revenue for the first six months of 1996 increased approximately $461,000, or 10.1% to $5.0 million, but as a percentage of service revenue decreased by 0.7% as compared to the same period in 1995.

          Research, development and engineering expenses increased approximately $388,000, or 37.7% to $1.4 million for the second quarter of 1996 as compared to the same period in 1995. Research, development and engineering expenses for the first six months of 1996 increased approximately $720,000, or 36.7% to $2.7 million as compared to the same period in 1995. These increases were primarily attributable to higher payroll and related expenses in 1996 resulting from headcount increases. As a percentage of total revenues, research, development

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


and engineering expenses decreased from 11.4% for the second quarter of 1995 to 11.2% for the second quarter of 1996, while research, development and engineering expenses as a percentage of total revenues for the first six months of 1996 remained unchanged as compared to the same period in 1995.

          Selling, general and administrative (SG&A) expenses increased by approximately $1,160,000, or 40.1% to $4.1 million for the second quarter of 1996 as compared to the same period in 1995. SG&A expenses for the first six months of 1996 increased by approximately $2,100,000, or 37.4% to $7.7 million as compared to the same period in 1995. These increases were primarily attributable to direct and indirect selling expenses related to the increased revenues, and increased payroll and related expenses in 1996 resulting from headcount increases. As a percentage of total revenues, SG&A expenses decreased from 32.1% for the second quarter of 1995 to 32.0% for the second quarter of 1996, while SG&A expenses as a percentage of total revenues increased slightly from 32.0% for the first six months of 1995 to 32.1% for the first six months of 1996 .

Interest income in 1996 was derived primarily from money market investments. Interest income increased 100.7% and 113.4% in the second quarter and first six months of 1996, respectively, compared to the same periods in 1995. The increases reflect the higher average cash balances in 1996 compared to 1995.

          Interest expense in 1996 was attributable to capital lease obligations. Interest expense decreased 35.3% and 40.0% in the second quarter and first six months of 1996, respectively, as compared to the same periods in 1995. The decreases reflect an overall decrease in the outstanding balances of the capital lease obligations.


RESTRUCTURING

          In response to lower revenues, the Company implemented a restructuring program in the second quarter of 1994. In total, the restructuring cost was approximately $3,379,000, of which approximately $40,000 of related costs have yet to be paid as of June 30, 1996. These costs are expected to be completely paid off in the fourth quarter of 1997. There were no non-cash adjustments to the accrual during the quarter ended June 30, 1996.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1996, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $22,592,000. As of the end of fiscal year 1995, the Company's cash and cash equivalent balances were approximately $12,936,000. The increase was due primarily to the collection of deferred annual maintenance contracts, an increase in customer deposits, the favorable operating results, and proceeds from exercises of stock options. In addition, the Company has an agreement for a secured working capital line of credit with a bank for up to $2,000,000 based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of June 30, 1996.

 At June 30, 1996, the working capital of the Company increased to approximately $12,665,000 from approximately $8,589,000 as of December 31, 1995. The increase was primarily attributable to the net income of approximately $3,806,000 for the first six months of 1996. Total assets during the same period increased to approximately $32,531,000 from approximately $20,825,000. The increase was primarily due to the cash provided by operations and increases in inventory and property and equipment.

          Management believes, based on its current operating plan, that the Company's existing cash and cash equivalents, cash generated from operations, and amounts available under its secured working capital line of credit will be sufficient to meet the Company's cash requirements for the foreseeable future.


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

Item 4.   Submission of Matters to a Vote of Security-Holders

          The annual meeting of security-holders of the Company was held on April 18, 1996. The following persons were elected as directors:


                                      Total Votes               Total Votes
Nominee                               for Nominee           Withheld for Nominee
- ---------------------------  -----------------------------  --------------------
Alphonse M. Lucchese                    5,948,011               274,500
Michael D. Kaufman                      5,948,011               274,500
Walter J. Levison                       5,948,011               274,500
R. Scott Asen                           5,948,011               274,500

          An amendment to the 1986 Stock Plan of the Company, to increase the number of shares authorized for issuance pursuant to the 1986 plan by 350,000 to 2,464,286 shares, was approved, with 4,109,039 shares voting in favor, 594,954 shares voting against and 16,928 shares abstaining.

          The election of the firm of Arthur Andersen, LLP as auditors for the fiscal year ending December 31, 1996 was approved, with 6,216,190 voting in favor, 1,865 shares voting against and 4,456 shares abstaining.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number             Description of Exhibit
          -------            ----------------------
           27                Article 5 - Summary Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  Signatures



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DAVOX CORPORATION


Date:  August 1, 1996                          By: /s/ Alphonse M. Lucchese
                                                   ------------------------
                                                   Alphonse M. Lucchese
                                                   President, Chief
                                                   Executive Officer and
                                                   Chairman (Principal
                                                   Executive Officer)


Date: August 1, 1996                           By: /s/ John J. Connolly
                                                   --------------------
                                                   John J. Connolly
                                                   Vice President of Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)