Form 10-Q
period 1996-09-30
DAVOX CORP
filed 1996-11-05
CIK 811640

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of October 30, 1996: 7,338,570 shares.

                        DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:                                                                        Page No.
                                                                                                     -------
            Consolidated Balance Sheets as of
            September 30, 1996 (unaudited) and December 31, 1995                                         3

            Consolidated Statements of Income
            for the three months and nine months ended
            September 30, 1996 and 1995 (unaudited)                                                      4

            Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1996
            and 1995 (unaudited)                                                                         5

            Notes to Consolidated Financial Statements (unaudited)                                   6 - 8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                      9 - 11


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                            12

   Item 6.  Exhibits and Reports on Form 8-K                                                             12

            Signatures                                                                                   13


                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    September 30,
                                                                         1996                      December 31,
                                                                     (unaudited)                       1995
                                                                  -------------------           --------------------
                                              ASSETS

Current assets:
         Cash and cash equivalents                                   $    24,331,333                $    12,935,907
         Short-term investments                                            3,297,403                        -------
         Accounts receivable, net of reserves of
               $530,350 in 1996 and $665,030 in 1995                       3,568,694                      4,459,597
         Inventories                                                       1,460,273                      1,009,029
         Prepaid expenses and other current assets                            77,856                         52,357
                                                                  -------------------            ------------------

               Total current assets                                       32,735,559                     18,456,890

Property and equipment, net                                                3,585,548                      1,865,398
Capitalized software development costs, net                                   ------                        380,287
Other assets, net                                                             94,761                        121,987
                                                                  ==================             ==================

                                                                     $    36,415,868                $    20,824,562
                                                                  ==================             ==================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current maturities of long-term debt                        $        58,786                $        92,896
         Accounts payable                                                  4,033,084                      2,927,172
         Accrued expenses                                                  4,940,209                      3,926,054
         Customer deposits                                                 5,430,432                      1,292,627
         Deferred revenue                                                  3,075,786                      1,629,081
                                                                  ------------------             ------------------

               Total current liabilities                                  17,538,297                      9,867,830
                                                                  ------------------           --------------------

Long-term debt, net of current maturities                                     ------                         44,891
                                                                  -------------------           -------------------


Stockholders' equity:
         Common stock, $.10 par value  -
            Authorized - 10,000,000 shares
            Issued - 7,325,606 shares in 1996
              and 6,845,789 shares in 1995                                   732,561                        684,579
         Capital in excess of par value                                   44,143,692                     42,509,154
         Accumulated deficit                                             (25,974,536)                   (32,257,746)
                                                                  ------------------            -------------------

                                                                          18,901,717                     10,935,987
            Less - treasury stock, 2,807 shares at cost                      (24,146)                       (24,146)
                                                                  ------------------            -------------------

                Total stockholders' equity                                18,877,571                     10,911,841
                                                                  ------------------           --------------------

                                                                     $    36,415,868                $    20,824,562
                                                                  ==================           ====================

      The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                      For the three months                     For the nine months
                                                      ended September 30,                      ended September 30,
                                             ---------------------------------------   -------------------------------------
                                                       1996                 1995                1996                1995
                                                       ----                 ----                ----                ----
Product revenue                                      $9,864,379          $6,019,485         $26,168,970         $16,586,985
Service revenue                                       4,214,845           3,549,134          11,985,870          10,538,819
                                             -------------------   -----------------   -----------------   -----------------
      Total revenue                                  14,079,224           9,568,619          38,154,840          27,125,804

Cost of product revenue                               2,894,865           1,799,463           7,662,944           5,136,364
Cost of service revenue                               2,733,710           2,316,628           7,782,577           6,904,013
                                             -------------------   -----------------   -----------------   -----------------
      Total cost of revenue                           5,628,575           4,116,091          15,445,521          12,040,377

      Gross profit                                    8,450,649           5,452,528          22,709,319          15,085,427

Research, development and
        engineering expenses                          1,549,027           1,084,154           4,232,593           3,047,864
Selling, general and administrative
        expenses                                      4,511,770           3,052,595          12,239,362           8,677,672
                                             -------------------   -----------------   -----------------   -----------------

       Total operating expenses                       6,060,797           4,136,749          16,471,955          11,725,536

      Income from operations                          2,389,852           1,315,779           6,237,364           3,359,891

Interest income                                         364,537             121,103             752,629             302,935
Interest expense                                          1,667               4,501               8,203              15,402
                                             -------------------   -----------------   -----------------   -----------------

      Income before provision
          for income taxes                            2,752,722           1,432,381           6,981,790           3,647,424
Provision for income taxes                              275,672             143,296             698,580             364,877
                                             -------------------   -----------------   -----------------   -----------------

       Net income                                 $   2,477,050       $   1,289,085       $   6,283,210       $   3,282,547
                                             ===================   =================   =================   =================


Net income per common and
    common equivalent share                               $0.30               $0.16               $0.77               $0.43
                                             ===================   =================   =================   =================

Weighted average number of common and
    common equivalent shares outstanding              8,249,467           7,848,116           8,151,326           7,652,995
                                             ===================   =================   =================   =================

      The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 For the nine months
                                                                                 ended September 30,
                                                                  --------------------------------------------------
Cash flows from operating activities:                                    1996                          1995
                                                                  --------------------          --------------------

  Net income                                                         $      6,283,210              $      3,282,547
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                                          1,860,198                     1,960,070
     Provision for losses on accounts receivable                               46,000                       241,061
     Changes in current assets and liabilities -
         Accounts receivable                                                  844,903                       120,894
         Inventories                                                         (451,244)                       91,505
         Prepaid expenses and other current assets                            (25,499)                      121,643
         Accounts payable                                                   1,105,912                      (114,878)
         Accrued expenses                                                   1,014,155                        57,240
         Customer deposits                                                  4,137,805                       571,564
         Deferred revenue                                                   1,446,705                       499,126
                                                                  --------------------          --------------------

         Net cash provided by operating activities                         16,262,145                     6,830,772
                                                                  --------------------          --------------------

Cash flows from investing activities:
  Purchase of property and equipment, net                                  (3,166,060)                   (1,042,969)
  (Increase) decrease in other assets                                          (6,775)                       20,277
  Purchase of marketable securities                                        (3,297,403)                      -------
                                                                  --------------------          --------------------

        Net cash used in investing activities                              (6,470,238)                   (1,022,692)
                                                                  --------------------          --------------------

Cash flows from financing activities:
  Principal payments of long-term debt                                        (79,001)                      (80,541)
  Proceeds from exercise of stock options                                   1,591,601                       378,973
  Proceeds from exercise of employee stock purchase plan                       90,919                        36,095
                                                                  --------------------          --------------------

        Net cash provided by financing activities                           1,603,519                       334,527
                                                                  --------------------          --------------------

        Net increase in cash and cash equivalents                          11,395,426                     6,142,607

Cash and cash equivalents at beginning of period                           12,935,907                     5,277,780
                                                                  --------------------          --------------------

Cash and cash equivalents at end of period                            $    24,331,333               $    11,420,387
                                                                  ====================          ====================


Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                         $            8,203           $           15,402
                                                                  ====================          ====================


  Cash paid during the period for income taxes                      $         151,891            $           23,755
                                                                  ====================          ====================

      The accompanying notes are an integral part of these consolidated financial statements.

                        DAVOX CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.     Basis of Preparation

          The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 which was filed with the Securities and Exchange Commission on February 26, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine month periods ended September 30, 1996 may not be indicative of the results that may be expected for the full fiscal year.


2.     Principles of Consolidation

          The accompanying consolidated financial statements at September 30, 1996 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


3.     Cash and Cash Equivalents

          Cash equivalents are highly liquid investments consisting mainly of commercial paper with original maturities of less than three months at the date of acquisition .


4.     Short Term Investments

          The Company's investment portfolio of debt securities consists of marketable securities classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS No. 115). The marketable securities held at September 30, 1996 consist principally of commercial paper with original maturities of less than one year, and they are recorded at amortized cost on the balance sheet.

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


4.     Short Term Investments (continued)


          The fair value of marketable securities at September 30, 1996 was approximately equal to amortized cost. Gross unrealized holding gains at September 30, 1996 were approximately $88.



5.     Inventories


          Inventories are stated at the lower of cost (first in, first out), or market and consist of the following:

                               September 30,  December 31,
                                   1996           1995
                               -------------  ------------
          Raw materials and
           subassemblies.....     $   79,062    $   52,032
          Work-in-process....        610,466       641,430
          Finished goods.....        770,745       315,567
                                  ----------    ----------
                                  $1,460,273    $1,009,029
                                  ==========    ==========

          Subassemblies, work-in-process and finished goods inventories include material and subcontract labor. Internal labor and overhead are not significant and are charged to operations in the period incurred.


6.     Capitalization of Software Development Costs

          A change occurred in the Company's development cycle, such that the period between the attainment of technological feasibility and the first commercial shipment of a software enhancement has shortened, and the level of capitalizable costs incurred are no longer material. Accordingly, during the three months and nine months ended September 30, 1996, there were no software development costs capitalized. Approximately $84,000 and $380,000 of capitalized software development costs were amortized to expense during the three months and nine months ended September 30, 1996, respectively.

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


7.     Provision for Income Taxes

          The Company has available significant net operating loss carryforwards. However, for the three months and nine months ended September 30, 1996, the Company provided for federal alternative minimum tax and for certain state income taxes in those states which do not allow for net operating loss carryforwards.


8.     Net Income Per Common Share

          Net income per common share is computed based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period when diluted. Fully diluted earnings per share have not been presented as their amounts would not differ significantly from primary earnings per share.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1996 and 1995

   Total revenue for the third quarter of 1996 increased approximately $4.5 million, or 47.1% compared to the same period in 1995, while total revenue for the first nine months of 1996 increased approximately $11.0 million, or 40.7% compared to the same period in 1995.

   Product revenue increased approximately $3.8 million, or 63.9% to $9.9 million in the third quarter of 1996 as compared to the same period in 1995. Product revenue for the first nine months of 1996 increased approximately $9.6 million, or 57.8% to $26.2 million as compared to the same period in 1995. The increase was caused by continued increasing demand for the Unison call center management system, especially the telemarketing and collections outbound capabilities.

   Cost of product revenue increased approximately $1.1 million, or 60.9% to $2.9 million for the third quarter of 1996, but as a percentage of product revenue decreased 0.5% as compared to the third quarter of 1995. Cost of product revenue for the first nine months of 1996 increased approximately $2.5 million, or 49.2% to $7.7 million, but as a percentage of product revenue, decreased 1.7% as compared to the same period in 1995. This decrease as a percentage of product revenue was mainly attributable to the increased volume of product shipments relative to fixed costs, and a higher margin product mix.

   Service revenue increased approximately $666,000, or 18.8% to $4.2 million for the third quarter of 1996 as compared to the third quarter of 1995, while service revenue for the first nine months of 1996 increased approximately $1.4 million, or 13.7% to $12.0 million as compared to the same period in 1995. These increases are due to increased installation revenue related to the increased volume of product shipments and an increase in maintenance revenues related to the growth in the number of the Company's customers.

   Cost of service revenue increased approximately $417,000, or 18.0% to $2.7 million for the third quarter of 1996, but as a percentage of service revenue decreased by 0.4% as compared to the third quarter of 1995. Cost of service revenue for the first nine months of 1996 increased approximately $879,000, or 12.7% to $7.8 million, but as a percentage of service revenue decreased by 0.6% as compared to the same period in 1995. This decrease was primarily attributable to the higher service revenues relative to fixed costs.

   Research, development and engineering expenses increased approximately $465,000, or 42.9% to $1.5 million for the third quarter of 1996 as compared to the same period in 1995. Research, development and engineering expenses for the first nine months of 1996 increased approximately $1.2 million, or 38.9% to $4.2 million as compared to the same period in 1995.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


These increases were primarily attributable to higher payroll and related expenses in 1996 resulting from headcount increases. As a percentage of total revenues, research, development and engineering expenses decreased from 11.3% for the third quarter of 1995 to 11.0% for the third quarter of 1996, while research, development and engineering expenses as a percentage of total revenues for the first nine months decreased from 11.2% for the first nine months of 1995 to 11.1% for the first nine months of 1996.

   Selling, general and administrative (SG&A) expenses increased by approximately $1.5 million or 47.8% to $4.5 million for the third quarter of 1996 as compared to the same period in 1995. SG&A expenses for the first nine months of 1996 increased by approximately $3.6 million, or 41.0% to $12.2 million as compared to the same period in 1995. These increases were primarily attributable to direct and indirect selling expenses related to the increased revenues, and increased payroll and related expenses in 1996 resulting from headcount increases. As a percentage of total revenues, SG&A expenses increased slightly from 31.9% for the third quarter of 1995 to 32.0% for the third quarter of 1996, while SG&A expenses as a percentage of total revenues for the first nine months increased slightly from 32.0% for the first nine months of 1995 to 32.1% for the first nine months of 1996 .

   Interest income in 1996 was derived primarily from money market instruments and investments in commercial paper. Interest income increased 201.0% and 148.4% in the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. The increases reflect the higher average cash and investment balances in 1996 compared to 1995, as well as the increased interest percentages received as a result of the Company's new investment strategy of investing in commercial paper and government securities.

   Interest expense in 1996 was attributable to capital lease obligations. Interest expense decreased 63.0% and 46.7% in the third quarter and first nine months of 1996, respectively, as compared to the same periods in 1995. The decreases reflect an overall decrease in the outstanding balances of the capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 1996, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $24,331,000, as well as its short term investments of approximately $3,297,000. As of the end of fiscal year 1995, the Company's cash and cash equivalent balances were approximately $12,936,000. The increase was due primarily to the collection of deferred annual maintenance contracts, an increase in customer deposits, the favorable operating results, and proceeds from exercises of stock options. In addition, the Company has an agreement for a secured working capital line of credit with a

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (Continued)

bank for up to $2,000,000 based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of September 30, 1996.

   At September 30, 1996, the working capital of the Company increased to approximately $15,197,000 from approximately $8,589,000 as of December 31, 1995. The increase was primarily attributable to the net income of approximately $6,283,000 for the first nine months of 1996.

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

                          PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1995 .


Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits

         Exhibit
         Number                     Description of Exhibit
         ------                     -----------------------
          27                        Article 5 - Summary Financial Data Schedule



         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DAVOX CORPORATION


Date:  November 4, 1996                     By: /s/ Alphonse M. Lucchese
                                                ------------------------
                                                Alphonse M. Lucchese
                                                President, Chief
                                                Executive Officer and
                                                Chairman (Principal
                                                Executive Officer)



Date: November 4, 1996                      By: /s/ John J. Connolly
                                                --------------------
                                                John J. Connolly
                                                Vice President of Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer)