Form 10-K405
period 1996-12-31
DAVOX CORP
filed 1997-02-28
CIK 811640

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value, as of February 21, 1997 of Common Stock held by non-affiliates of the registrant: $156,077,752 based on the last reported sale price on the National Market System as reported by Nasdaq on that date.

Number of shares of Common Stock outstanding at February 21, 1997:  7,543,954

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such Proxy Statement are incorporated by reference in Part III.

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

        Davox, through its direct sales force and through its distribution channel, has provided unified call center solutions to banks, consumer finance organizations, retailers, entertainment companies, telemarketing organizations, telecommunications companies, and utilities. Among the Company's current customers are: Chemical Bank, General Electric Capital Corporation (GECC), Household Finance, NationsBank, May Companies, AT&T, NYNEX, Precision Response Corporation, Superstar Satellite Entertainment, Gottschalks Department Stores, USAA Federal Savings Bank, TeleTech Holding, Unitel Corporation, and WGBH television.

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

Overview

        Today's businesses realize that their most important asset and source for additional business is their customer; therefore, within most corporations, several departments are in almost constant contact with buyers or users of their goods or services. These departments, or call centers, place and/or receive phone calls, supplying information to or receiving information from the customer, or processing account information from a database. The mission of call center management is to increase the productivity of telephone agents, improve the efficiency of the calling operation and enhance the quality of customer service.

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

        Davox recognized the growing demand for systems that would unify these disparate resources and calling applications. To deliver the level of integration necessary to unite a business' customer contact applications, Davox introduced in late 1993 the Unison(R) call center management system which represented a new generation technology for the call center market.

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


The UNISON(R) Open Systems Environment
--------------------------------------

        The Unison(R) system's open systems-based architecture creates a flexible environment that enables customers to realize the potential of their call center investments now and in the future. A customer's PBX (Private Branch Exchange), ACD (Automatic Call Distributor) and VRU (Voice Response Unit) are usually made by different vendors and installed at different times and even at different locations. Furthermore, information about a specific customer may reside on one or more databases within a legacy system(s).

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

        One characteristic of the Unison(R) system is its Rules-Based(TM) software product which allows a call center manager to design, adjust, refine and implement calling strategies in real-time. With this Rules-Based(TM) management capability, the Unison(R) system's user can target outbound calling campaigns based on user-defined criteria such as location, income level, or outstanding balance.

        This capability also allows call centers to match specific customers with telephone agents who have the necessary skills to handle these customer accounts. For example, foreign language speaking agents can be automatically assigned to handle calls to or from households where only that language is spoken; or agents skilled in handling a specific product can be assigned to those accounts.

        Using the Unison(R) system's Rules-Based(TM) management capability, a call center manager can set the calling "rules" for each campaign, such as:

        .  The order in which phone numbers will be called
        .  Acceptable talk time
        .  The time of day clients will be called
        .  Acceptable after call work time
        .  Which accounts will be called

        Each campaign is monitored in real-time, notifying the call center's supervisors immediately if performance deviates from the prescribed norm, enabling the supervisor to take immediate corrective action. The Rules-Based(TM) management capability provides Unison(R) system users with real-time information to adapt their system "on the fly" to changing priorities within the call center. Our customers have told us that this Rules-Based(TM) capability also helps Unison(R) users maintain compliance with FTC/FCC regulations.

UNISON(R) Functional Overview
-----------------------------

        The Unison(R) family of call center management systems combines open system, client/server, and relational database technology with sophisticated applications. The Unison(R) system's open architecture performs equally well in the following call center environments:

        .  Outbound
        .  Outbound/Inbound blended
        .  Inbound

UNISON(R) Technology for a New Generation of Call Centers
---------------------------------------------------------

The Smart Management Center(R) (SMC(R)) is the central management engine which implements the Unison(R) system's Rules-Based(TM) management strategies and a broad range of software-driven features that allow the intelligent, strategic integration of all call center resources. The SMC(R) (a UNIX(TM) RISC-based management system built on the Sun Microsystems, Inc. SPARC(TM) architecture) manages, monitors, processes, reports, communicates, integrates and controls a broad range of telephony and data-oriented call center tasks -- all in real-time and using a friendly, point-and-click graphical user interface (GUI). The SMC(R) utilizes Sybase Incorporated relational database management software which supports the Rules-Based(TM) management capability and is integral to call center improvements in the areas of quality of contact, productivity, effectiveness and resource management.

The Company's ONEStation(TM) software product provides universal agent audio connectivity to an existing PBX/ACD. In conjunction with installed data resources, ONEStation(TM) functionality allows agents to access available voice and data resources from any single existing workstation anywhere in the company's data network.

The Company's Smart Access(TM) software product provides a flexible management network allowing users to:
        .  Access, monitor, and control multiple calling sites in real-time
        . Distribute information and outbound call campaigns to any center on the network


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

The Company's Smart ACD(TM) software product provides non-CTI inbound/outbound notification. Smart ACD(TM) software:

        .  Interfaces with a call center's existing ACD and PBX
        . Monitors all designated ACD queues and displays inbound traffic information in real-time
        . Automatically and intelligently instructs agents to handle ACD queues and outbound calling lists as necessary to maximize productivity while maintaining the proper service levels

The Company's SCALE(TM) (Seamless Call and Agent Load Equalization) software is available for call centers that wish to utilize CTI for their call handling. With SCALE(TM) functionality, all designated agents function as both inbound and outbound agents, and the movement of those agents from inbound to outbound calls is automatic; no separate login procedures are required. The standard Unison(R) system campaign management capabilities are available to SCALE(TM) users. In addition, Unison(R) agent management and real-time voice and data reporting features are available for inbound as well as outbound agents.

Software That Delivers Value Throughout A Call Center

        . Unison Strategist(TM) Applications Software lets supervisors specify and modify comprehensive calling strategies.
        . Unison Tactician(TM) Applications Software makes it easy for supervisors to monitor agent productivity during individual campaigns and shift resources quickly when needed.
        . Unison Precision Dial(TM) Applications Software streamlines call center operations by allowing the supervisor to control the parameters which affect the actual call placement, freeing agents to focus on engaging in productive conversations with customers.

        The Unison(R) system price begins at approximately $90,000. Specific and variable customer requirements, such as the number of agent positions, extent of inbound integration and multi-site connectivity determine actual Unison(R) system prices.


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

Significant Customers

        In 1996, the Company's largest single customer was GE Capital Corporation, accounting for 4% of total revenue. In 1995, AT&T was the largest single customer, accounting for 12% of total revenue, and in 1994 Chemical Bank was the Company's largest single customer, accounting for 9% of the Company's total revenue. Total revenue from the Company's top three customers amounted to 12% of total revenue in 1996, 20% of total revenue in 1995, and 19% of total revenue in 1994. The Company believes that its dependence on any one end user customer is not likely to increase significantly as the Company continues to penetrate the broader call center market and expand its alternate distribution channels.

Marketing and Sales

       Davox takes a solutions-oriented approach to marketing its Unison(R) systems. The integration and management capabilities of the systems are presented as tools to help customers meet their business goals and objectives for customer service. This approach has two major benefits:

         . First, as Davox's relationship with a client grows, the Company is able to increase sales by developing additional call center capabilities for the client

         . Second, Davox can identify additional applications in other areas of the customer's business

       Additionally, by focusing on common applications and identifying industries with similar organizational or functional structures, Davox can address new markets with relatively small incremental development costs and a short training period for its sales force.

       The Company's sales force follows a disciplined selling program that focuses on selling business solutions, rather than stressing the features of individual products. Having identified departments in which Unison(R) systems may provide significant productivity increases, Davox sales representatives and technical consultants (system/application specialists) work with the customer to analyze the business and production objectives for the calling operation. This consultative, "team" approach is best suited to establish a long-term relationship with the client.

       The Company continues to expand market penetration through its Business Partners Program. This program represents a third party distribution channel through referral joint marketing and reseller relationships. Examples of third party partners include telecommunication system manufacturers, software vendors, and systems integrators. The Company plans to continue to expand its Business Partners Program, with particular emphasis on customer contact software vendors and telecommunication system providers.

       In North America, the Company markets its products primarily through a direct sales force with contributions from the Business Partners Program. Direct sales personnel are supported by a team of marketing professionals based at the Company's headquarters.

       Davox manages international activities for three global regions -- Europe, Latin America and the Pacific Rim. The Company's products are offered in these regions primarily through a series of mostly nonexclusive distribution agreements. In 1995, Davox established a European headquarters in the United Kingdom which provides marketing, technical support, and service to its European distributors. Also in 1995, Davox signed a distributor agreement with LaKe Corporation of Australia to distribute the Company's products in a select number of countries throughout the Pacific region.

       In 1996, Davox signed a distribution agreement with Marubeni Electronics Co. Ltd, a major Japanese importer, developer, and integrator of technology systems, and a subsidiary of one of the world's largest trading companies. Marubeni distributes Davox's Unison(R) call center management system in Japan. Also in 1996, Davox expanded its South American distribution network through distribution agreements with GMA Consulting S.A. (Buenos Aires, Argentina) and TANDAM Chile S.A. (Santiago, Chile) to distribute its products in the Argentinean, Chilean, and Peruvian markets.

         Davox broadened its ability to reach its designated market through several new business relationships. PTT Telecom, the preeminent distributor of call center technology in the Netherlands, and Davox announced a distribution agreement under which PTT Telecom will be the exclusive distributor of Davox's Unison(R) call center management system product line in the Netherlands. Under terms of the agreement, PTT Telecom will market and support the Unison(R) family of products to its extensive customer base as part of its overall call center solution.

       In December 1995, Davox and GeoTel Communications Corporation signed a joint marketing agreement designed to combine their complementary products to create "virtual call centers." In November 1996, Davox and Intervoice, Inc. signed a product development and license agreement designed to produce an integrated call center solution.

       In connection with sales outside the United States, Davox products are subject to regulation by foreign governments, which requires the Company to follow certification procedures for some countries. Failure to obtain necessary local country approvals or certifications will restrict Davox's ability to sell into some countries. International product revenue was $7.6 million, $4.5 million, and $3.3 million in 1996, 1995, and 1994, respectively.

Support and Service

         Davox's Customer Service Organization provides maintenance and systems integration services that include not only call center system installation and training, but also:

         . Call center network planning, design, and implementation services . Professional services that include call center consulting, custom application design, and development services

Davox customer support comprises:

         . Support teams responsible for on-going account management and customer satisfaction of the installed base
         .  On-site hardware and software support
         . A Worldwide Support Center located in the corporate offices in Westford, Massachusetts that provides centralized access to hardware and software support as required on a worldwide basis to end-users and distributors
         .  Software services that enhance or modify current systems
         . Professional services that deliver consulting and customized project services as required
         . Training for customers' and distributors' personnel, delivered both in Davox's Westford, MA training facility and at customer sites

         Under the terms of an agreement with Grumman Systems Support Corporation (GSSC), a wholly-owned subsidiary of Northrop Grumman Corp., GSSC delivers hardware support services for the Unison(R) system and older CAS(R) and SMC(R) product lines within the continental United States and Canada while Davox continues to deliver software support services. In addition, GSSC provides network design and systems integration services allowing Davox to focus its expertise on customizing advanced calling centers for its clients.

           Customer service revenue accounted for $16,465,000, or 30.7% of the Company's total revenue in 1996, an increase of $2,291,000 from $14,174,000, or 37.7% of the Company's total revenue in 1995, and an increase of $3,387,000 from $13,078,000, or 43.5% of the Company's revenue in 1994. Customer service revenue as a percentage of total revenue decreased in 1996 as compared to 1995 due largely to a 59% increase in product revenue in 1996.

Research, Development and Engineering

       The Company employs an open system, client/server, relational database approach in developing its unified call center solutions. The platform selected for this approach is the SPARC(TM) Station from SUN Microsystems Inc. The Company's development efforts are focused on enhancing and expanding the functionality of these systems. Davox currently anticipates that areas of potential product development may include integration links to additional call center telephony components and the development of additional telephone management and reporting capabilities.

       The Company's continued success depends on, among other factors, maintaining close working relationships with its customers and resellers, and anticipating and responding to their evolving applications needs. The Company is committed to the development of new products, the improvement of existing products and the continuing evaluation of new technologies.

       During 1996, 1995, and 1994, the Company's research, development and engineering costs were approximately $5,861,000, $4,020,000, and $3,540,000, respectively, representing approximately 10.9%, 10.7%, and 11.8%, respectively of total revenue during these periods. In the future, the Company expects to incur approximately the same level of research, development and engineering expenditures as a percentage of total revenue as it did during 1996. In addition, the Company did not capitalize any of its software development costs in 1996 or 1995, while it capitalized approximately $310,000 of its software development costs during 1994.

Operations

       While the majority of the Company's hardware needs are met by readily available off-the-shelf technology, a small portion remains proprietary. These proprietary hardware components are manufactured by third party contractors, and the Company believes there are many qualified vendors for these services. The Company's production process consists primarily of final test, quality assurance, and systems integration which occurs at its Westford facility. The Company purchases certain equipment for Unison(R) through an industry remarketer agreement with SUN Microsystems, Inc.

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

Competition

       Davox systems compete against various outbound, inbound, and blend calling systems. Companies such as Mosaix Inc. (formerly Digital Systems International, Inc.), Melita International Corporation and EIS International, Inc. offer predictive dialers, but with varying levels of functionality in terms of system management, integration and workstation support.

       Certain of the Company's potential competitors may be larger companies which have greater financial, technical and marketing resources. It is possible that competitors could produce products that perform the same or similar functions as those performed by the Company's products.

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

       The Company owns and licenses a number of patents relating to predictive dialing, real-time telecommunication management and user interfaces. Davox is very active in pursuing patents in its key technology and applications areas. The Company does not rely on the licensed patents as its sole competitive advantage.

Employees

       As of December 31, 1996, the Company had 232 full-time employees, of whom 20 were engaged in operations, 149 in sales, marketing and customer support, 39 in research, development and engineering and 24 in general and administrative functions. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2-PROPERTIES
-----------------

       During January 1994, the Company moved its administrative offices and its operations and development facilities to a 60,000 square foot, two story building in Westford, Massachusetts. The facility is occupied under a lease which expires in September 1997. The Company incurred approximately $480,000 for various expenditures related to this move, of which $191,000 represents property under a capital lease. In addition, the Company leases facilities for district and regional sales and service offices in eight states. The current aggregate annual rental payments for all of the Company's facilities are approximately $446,000.

ITEM 3-LEGAL PROCEEDINGS
------------------------

       The Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

       There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4A-EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------

       The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

Mr. Alphonse M. Lucchese (61) has served as Chairman, President and Chief Executive Officer since July 1994. Mr. Lucchese joined Davox following seven years as President and Chief Executive Officer at Iris Graphics, a manufacturer of high quality color printers. Prior to joining Iris, Mr. Lucchese had served as Vice President of Sales at Xyvision, Inc., a manufacturer of computer-integrated publishing systems sold to Fortune 500 companies, commercial printers and typesetters, and government agencies. Mr. Lucchese was Vice President of Sales for Davox Corporation from 1983 until 1984. Earlier, he had spent six years at Raytheon Data Systems, where he attained the position of Vice President and General Manager of Northeastern Operations. Following service in the U.S. Army during the mid-1950s, Mr. Lucchese began his professional career at IBM as a systems engineer, later moving into the position of marketing representative.

Mr. John J. Connolly (40) has served as Vice President, Finance and Chief Financial Officer since August 1, 1994, and was elected Treasurer in January 1997. Mr. Connolly joined Davox from Iris Graphics where he had been Vice President of Finance since 1989. Prior to joining Iris, Mr. Connolly held finance and accounting positions of increasing responsibilities at Instrumentation Laboratory, a manufacturer of medical equipment.

Mr. James F. Mitchell (50) is a founder of the Company and has served as Senior Vice President and Chief Technical Officer since 1983. From September 1993 to August 1994, Mr. Mitchell managed the domestic sales operations. From 1981 to 1983, he was Vice President, Engineering of the Company. Prior to joining Davox in 1981, Mr. Mitchell served as Manager of Systems Development at Applicon, Inc., a producer of CAD/CAM products.

Mr. Douglas W. Smith (54) has served as Vice President, Sales and Marketing since September 1, 1994. Mr. Smith is responsible for the Company's direct and reseller sales in both the United States and Canada, as well as product and industry marketing, sales support and marketing communications. Mr. Smith joined Davox in 1994, following seven years at Iris Graphics where he contributed to that company's extraordinary growth. Prior to joining Iris, Mr. Smith worked for nearly 20 years in sales, managerial, and executive-level capacities for General Electric Information Systems, Honeywell Information Systems, Raytheon Data Systems, and Phoenix Data Systems.

Mr. Mark Donovan (42) has served as Vice President, Operations since August 1994. Since joining Davox in 1983, Mr. Donovan has held management positions of increasing responsibility, including Vice President, Customer Service. He has also held various materials and manufacturing management positions within the Company. Prior to joining Davox, Mr. Donovan held various management positions with Applicon, Inc. and Raytheon Corporation.

------------------------------------------------

Mr. John E. Cambray (41) has served as Vice President, Product Development since August 1993. Mr. Cambray has been with Davox since early 1982 and has held various software development and engineering management positions during this time. Prior to joining Davox, Mr. Cambray held various design and management positions with FASFAX Corporation and Sanders Associates.

Mr. Douglas P. Langenberg (51) has served as Vice President, Customer Services since May 1996. Mr. Langenberg joined Davox following four years at Stratus Computer, Inc., where he held the position of Vice President, Customer Services. Prior to joining Stratus, Mr. Langenberg held executive-level positions with Apollo Computer, Inc. and Digital Equipment Corporation, as well as founding and serving as principal in a service-oriented consulting firm.

Richard P. Santos (60) has served as Vice President of International Operations since May 1996. In this position, Mr. Santos is responsible for Davox's international sales and support activities. His duties also include management and development of Davox's distribution channels into its key international markets, including Europe, Latin America, Asia/Pacific Rim, Middle East, and Africa. Mr. Santos brings to Davox nearly 35 years of domestic and international experience in management, sales, marketing, and business development. Prior to joining Davox, he held senior level business development and management positions with several leading high-technology companies, including President and Chief Executive Officer of Monet, Inc., President of Pako Corporation, and co-founder and Senior Vice President of Iris Graphics. In 1994, Pako Corporation filed for bankruptcy.

Officers are elected by and serve at the discretion of the Board of Directors.

                                    PART II


ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Davox's Common Stock has been traded on the Nasdaq stock market under the symbol "DAVX" since its initial public offering on April 28, 1987. Prior to that date there was no public market for Davox's Common Stock. The following table sets forth the range of high and low sale prices per share of Common Stock on the National Market System for each quarter of the years ended December 31, 1996 and 1995 as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ).


           Fiscal 1996                      High              Low
           -----------                      ---------------------

           First Quarter                    18-3/8            11-1/4

           Second Quarter                   32-1/2            17-1/4

           Third Quarter                    39-1/4            23-3/4

           Fourth Quarter                   45-1/4            30-3/4



           Fiscal 1995                      High              Low
           -----------                      ---------------------
           First Quarter                    8                 5-3/8

           Second Quarter                   9-1/8             6-7/8

           Third Quarter                    13-1/4            8-7/8

           Fourth Quarter                   12-7/8            10



As of February 21, 1997, there were approximately 305 holders of record of the Company's Common Stock and approximately 1,600 beneficial shareholders of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock and has no present intentions to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

The Company has not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

ITEM 6    SELECTED FINANCIAL DATA
----------------------------------

The following table sets forth certain consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 1996:

                                                        Years Ended December 31,
                                         --------------------------------------------------
                                            1996        1995      1994      1993       1992
                                            ----        ----      ----      ----       ----
                                                (in thousands, except per share amounts)
Consolidated Statements of Operations Data:
    Total revenue....................... $53,642     $37,556   $30,047   $33,756    $30,636
    Cost of revenue.....................  21,577      16,451    16,234    17,488     18,208
                                         -------     -------   -------   -------    -------
    Gross profit........................  32,065      21,105    13,813    16,268     12,428
    Research, development and
        engineering expenses............   5,861       4,020     3,540     3,391      3,389
    Selling, general and
        administrative expenses.........  17,213      12,166    12,681    12,472     12,485
    Restructuring costs ................   - - -       - - -     3,379     - - -      - - -
                                         -------     -------   -------   -------    -------
     Income (loss) from operations......   8,991       4,919    (5,787)      405     (3,446)
     Interest income (expense), net.....   1,137         421        37        20        (35)
                                         -------     -------   -------   -------    -------
     Income (loss) before provision
         for income taxes...............  10,128       5,340    (5,750)      425     (3,481)
      Provision for income taxes........   1,013         534     - - -        40      - - -
                                         -------     -------   -------   -------    -------
Net income (loss).......................  $9,115      $4,806   ($5,750)     $385    ($3,481)
                                         =======     =======   =======   =======    =======
Net income (loss) per common and
   common equivalent share..............   $1.11       $0.62    ($1.01)    $0.07     ($0.66)
                                         =======     =======   =======   =======    =======
Weighted average number of common
   and common equivalent shares
   outstanding..........................   8,190       7,711     5,689     5,776      5,256
                                         =======     =======   =======   =======    =======

                                                           December 31,
                                         ---------------------------------------------------
                                             1996        1995      1994      1993       1992
                                         ---------------------------------------------------
                                                          (In Thousands)
Consolidated Balance Sheets Data:
    Working capital.....................  $18,710      $8,589    $1,807    $3,627     $2,572
    Total assets........................   39,729      20,825    14,777    17,681     16,049
    Long-term debt......................    - - -          45       138        96         50
    Stockholders' equity................   22,835      10,912     5,492     8,881      8,340


Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance." Actual results may differ materially.

The following table sets forth, for the periods indicated, the percentage of revenue represented by items as shown in the Company's Consolidated Statements of Operations. This table should be read in conjunction with the Selected Financial Data, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein.

                                  Percentage of Total Revenue For The
                                       Years Ended December 31,
-----------------------------------------------------------------------------
                                    1996          1995          1994
------------------------------------------------------------------------------

Product revenue                     69.3%         62.3%         56.5%
Service revenue                     30.7          37.7          43.5
------------------------------------------------------------------------------
Total revenue                      100.0         100.0         100.0

Cost of revenue                     40.2          43.8          54.0
------------------------------------------------------------------------------
Gross profit                        59.8          56.2          46.0

Research, development
and engineering expenses            10.9          10.7          11.8

Selling, general and
administrative expenses             32.1          32.4          42.2

Restructuring costs                 ----          ----          11.2
------------------------------------------------------------------------------
Income (loss) from
operations                          16.8          13.1         (19.2)

Interest income, net                 2.1           1.1           0.1
------------------------------------------------------------------------------
Income (loss) before provision
for income taxes                    18.9          14.2         (19.1)

Provision for income taxes           1.9           1.4          ----
------------------------------------------------------------------------------
Net income (loss)                   17.0%         12.8%        (19.1%)

------------------------------------------------------------------------------

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Total revenue was approximately $53,642,000, $37,556,000, and $30,047,000 for the fiscal years ended December 31, 1996, 1995 and 1994, respectively. Total revenue increased 42.8% for the year ended December 31, 1996 compared to the same period in 1995 and increased 25.0% in fiscal year 1995 compared to fiscal year 1994. Total cost of revenues as a percentage of total revenue was 40.2% in fiscal year 1996, 43.8% in fiscal year 1995, and 54.0% in fiscal year 1994.

       Product revenue was approximately $37,178,000, $23,382,000, and $16,969,000 in fiscal years 1996, 1995 and 1994, respectively. Product revenue increased by 59.0% from 1995 to 1996 and increased 37.8% from 1994 to 1995. The increase in 1996 was due to continued increasing demand for the Unison(R) call center management system, especially the telemarketing and collections outbound capabilities. The increase in 1995 was mainly attributable to strong demand for the Company's core collections call center products, sales of the new telemarketing product, and expansion into international markets.

       Cost of product revenue as a percentage of product revenue was 29.3%, 30.6%, and 39.6% in fiscal years 1996, 1995 and 1994, respectively. The continued improvements in product margin in 1996 represent the increased volume of product shipments relative to fixed costs, and a higher margin product mix. In 1995, the increase in product margin was mainly attributable to the favorable impact of increased volume as well as reduced costs related to inventory provisions and amortization of software development costs.

       Service revenue was approximately $16,465,000, $14,174,000, and $13,078,000 in fiscal years 1996, 1995 and 1994, respectively. Service revenue increased 16.2% from 1995 to 1996, and 8.4% from 1994 to 1995. The increases in 1996 and 1995 were due to increased installation revenue related to the increased volume of product shipments, and an increase in maintenance revenue related to the growth in the installed base of the Company's customers.

       Cost of service revenue as a percentage of service revenue was 64.9%, 65.6%, and 72.8% in 1996, 1995 and 1994, respectively. The decrease in 1996 was primarily attributable to the higher service revenue relative to fixed costs. The decrease in 1995 was primarily related to the increase in revenue, while also being favorably impacted by slightly reduced third-party maintenance costs.

       Revenue from the Company's largest single customer in each of 1996, 1995, and 1994 was 4%, 12%, and 9% of total revenue, respectively. Revenue from the Company's three largest customers amounted to 12% of total revenue in 1996, 20% of total revenue in 1995, and 19% of total revenue in 1994. The Company intends to broaden its base of existing and new customers by penetrating new markets, expanding its direct international sales force, and using alternate channels of distribution, thereby decreasing its dependence on its largest customers.

       Research, development and engineering expenses were approximately $5,861,000, $4,020,000, and $3,540,000, representing 10.9%, 10.7%, and 11.8% of total revenue during 1996, 1995 and 1994, respectively. The increase in 1996 was primarily attributable to higher payroll and related expenses in 1996 resulting from personnel increases. In addition, due to a change in the Company's development cycle, no software development costs were capitalized in 1996 or 1995, while the Company capitalized approximately $310,000 of software development costs during 1994. The increase in expenses from 1994 to 1995 was primarily due to the absence of capitalized software development costs in 1995.

       Selling, general and administrative (SG&A) expenses were approximately $17,213,000, $12,165,000, and $12,681,000, representing 32.1%, 32.4%, and 42.2%
of total revenue during 1996, 1995, and 1994, respectively. The increase in 1996 was primarily attributable to increased payroll and related expenses resulting from personnel increases, and direct and indirect selling expenses related to the increased revenue. The decrease as a percentage of revenue in 1996 and 1995 was mostly attributable to the significant increase in revenues.

       Interest income, derived primarily from money market instruments and investments in commercial paper, increased 159.9% from 1995 to 1996, and 559.2% from 1994 to 1995. These increases were due to the significantly higher average cash and investment balances from year to year, as well as the increased interest percentages received as a result of the Company's new investment policy of investing in commercial paper and government securities. Interest expense decreased 50.8% from 1995 to 1996, and 35.5% from 1994 to 1995. These decreases reflect an overall decrease in outstanding debt attributable to capital lease obligations.

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

       The Company offered or was contractually committed to severance packages of up to fifteen months' salary. Additionally, the Company accelerated the phaseout of certain older product lines, necessitating the write-down of certain assets. In total, the restructuring cost was approximately $3,379,000, of which all costs have been paid as of December 31, 1996. The restructuring charge reflects approximately $1,487,000 of severance related costs and $1,892,000 related to the phase out of certain older product lines.


Liquidity and Capital Resources

       As of December 31, 1996, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $21,333,000, as well as its marketable securities of approximately $9,780,000. As of the end of fiscal 1995, the Company's cash and cash equivalent balances were approximately $12,936,000. The increase in cash is a result of the favorable operating results, an increase in customer deposits, and proceeds from exercises of stock options. In addition, the Company has an agreement for a working capital line of credit with a bank for up to $2,000,000 based on eligible receivables, as defined. There were no outstanding balances as of December 31, 1996 or 1995 under this line of credit.

           Working capital as of December 31, 1996 was approximately $18,710,000 as compared to $8,589,000 as of December 31, 1995 and $1,807,000 as of December 31, 1994. Total assets as of December 31, 1996 were approximately $39,729,000 compared to $20,825,000 as of December 31, 1995 and $14,777,000 as of December 31, 1994. The increase from 1995 to 1996 was primarily attributable to the cash generated by operations and an increase in customer deposits. The increase from 1994 to 1995 was primarily attributable to the cash generated by operations.

           Management believes, based on the current operating plan, that the Company's existing cash and cash equivalents, marketable securities, cash generated from operations, and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the foreseeable future.


Impact of Inflation

       The Company believes that inflation did not have a material effect on the results of operations in 1996.

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

       The Company's future results may be subject to substantial risks and uncertainties. The Company purchases certain equipment for its products from third party suppliers and licenses certain components of its software code from a number of third party vendors. While the Company believes that third party equipment and software vendors could be replaced if necessary, the Company might face significant delays in establishing replacement sources or in modifying its products to incorporate replacement components or software code. There can be no assurance that the Company will not suffer delays resulting from non-performance by its vendors or cost increases due to a variety of factors, including component shortages or changes in laws or tariffs applicable to items imported by the Company. Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the financial position and results of operations of the Company. The development of new products, the improvement of existing products and the continuing evaluation of new technologies is critical to the Company's success. Successful product development and introduction depends upon a number of factors, including anticipating and responding to the evolving applications needs of customers and resellers, timely completion and introduction of new products, and market acceptance of the Company's products. The telecommunications industry is extremely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

       The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenue and profitability, including the timing of customer orders; the Company's ability to introduce new products on a timely basis; introduction of products and technologies by the Company's competitors; and market acceptance of the Company's and its competitors' products. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, results of operations and stock price.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------

                                                                     Page
                                                                     ----
Report of Independent Public Accountants                              22

Consolidated Balance Sheets as of December 31,
       1996 and 1995                                                  23

Consolidated Statements of Operations for the Years
       Ended December 31, 1996, 1995, and 1994                        24

Consolidated Statements of Stockholders' Equity
       for the Years Ended December 31, 1996, 1995
       and 1994                                                       25

Consolidated Statements of Cash Flows for the Years
       Ended December 31, 1996, 1995 and 1994                         26

Notes to Consolidated Financial Statements                            27

Report of Independent Public Accountants on Financial
       Statement Schedule                                             42

Financial Statement Schedule                                          43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Davox Corporation:

       We have audited the accompanying consolidated balance sheets of Davox Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davox Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                  ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 21, 1997

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                           December 31,    December 31,
                                                               1996            1995
                                                           -------------   ------------
                                         ASSETS
Current assets:
      Cash and cash equivalents                            $  21,333,300   $ 12,935,907
      Marketable securities                                    9,780,273          -----
      Accounts receivable, net of reserves of
            approximately $699,000 and $665,000
            in 1996 and 1995, respectively                     3,184,814      4,459,597
      Inventories                                              1,204,058      1,009,029
      Prepaid expenses and other current assets                  101,802         52,357
                                                           -------------   ------------
            Total current assets                              35,604,247     18,456,890

Property and equipment, net                                    4,050,850      1,865,398
Other assets, net                                                 74,207        502,274
                                                           -------------   ------------
                                                           $  39,729,304   $ 20,824,562
                                                           =============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                 $      40,067   $     92,896
      Accounts payable                                         4,771,123      2,927,172
      Accrued expenses                                         6,174,935      3,926,054
      Customer deposits                                        3,413,726      1,292,627
      Deferred revenue                                         2,494,390      1,629,081
                                                           -------------   ------------
            Total current liabilities                         16,894,241      9,867,830
                                                           -------------   ------------
Long-term debt, net of current maturities                            ---         44,891
                                                           -------------   ------------

Commitments and Contingencies (Note 7)

Stockholders' equity:
      Common stock, $.10 par value  -
         Authorized - 10,000,000 shares
         Issued - 7,387,798 and 6,845,789
         shares in 1996 and 1995, respectively                   738,780        684,579
      Capital in excess of par value                          45,263,568     42,509,154
      Accumulated deficit                                    (23,143,139)   (32,257,746)
                                                           -------------   ------------
                                                              22,859,209     10,935,987
         Less - Treasury Stock, 2,807 shares at cost             (24,146)       (24,146)
                                                           -------------   ------------
             Total stockholders' equity                       22,835,063     10,911,841
                                                           -------------   ------------
                                                           $  39,729,304   $ 20,824,562
                                                           =============   ============

 The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Years Ended December 31,
                                                     ---------------------------------------

                                                         1996         1995           1994
                                                         ----         ----           ----
Product revenue                                      $37,177,601   $23,382,089   $16,969,126
Service revenue                                       16,464,791    14,173,982    13,077,995
                                                     -----------   -----------  ------------
   Total revenue                                      53,642,392    37,556,071    30,047,121
                                                     -----------   -----------  ------------

Cost of product revenue                               10,883,420     7,155,766     6,715,886
Cost of service revenue                               10,693,687     9,295,707     9,518,484
                                                     -----------   -----------  ------------
   Total cost of revenue                              21,577,107    16,451,473    16,234,370
                                                     -----------   -----------  ------------

   Gross profit                                       32,065,285    21,104,598    13,812,751
                                                     -----------   -----------  ------------

Operating Expenses:
   Research, development and engineering expenses      5,861,108     4,020,350     3,539,858
   Selling, general and administrative expenses       17,212,916    12,165,447    12,680,787
   Restructuring costs                                   ----          ----        3,379,031
                                                     -----------   -----------  ------------
   Total operating expenses                           23,074,024    16,185,797    19,599,676
                                                     -----------   -----------  ------------

   Income (loss) from operations                       8,991,261     4,918,801    (5,786,925)

Interest income                                        1,146,006       440,909        66,882
Interest expense                                           9,480        19,287        29,913
                                                     -----------   -----------  ------------

   Income (loss) before provision
      for income taxes                                10,127,787     5,340,423    (5,749,956)
Provision for income taxes                             1,013,180       534,176       ----
                                                     -----------   -----------  ------------

   Net income (loss)                                  $9,114,607    $4,806,247   ($5,749,956)
                                                     ===========   ===========  ============

Net income (loss) per common and
     common equivalent share                               $1.11         $0.62        ($1.01)
                                                     ===========   ===========  ============

Weighted average number of common and
    common equivalent shares outstanding               8,190,163     7,710,553     5,688,730
                                                     ===========   ===========  ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                                                     DAVOX CORPORATION AND SUBSIDIARIES

                                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                    Capital in                                           Total
                                                  Common Stock       Excess of      Accumulated   Treasury Stock      Stockholders'
                                               Shares    Par Value   Par Value        Deficit     Shares   Amount        Equity
                                              ---------  --------   -----------    -------------  -------  ---------  -------------
BALANCE, December 31, 1993                    5,332,530  $533,253   $39,685,656    $(31,314,037)  (2,807)  $(24,146)   $8,880,726

    Proceeds from exercise of stock
      options                                   175,167    17,517       325,333         - - - -    - - -    - - - -       342,850
    Proceeds from employee stock
      purchase plan                               5,932       593        17,684         - - - -    - - -    - - - -        18,277
    Proceeds from private placement           1,066,666   106,667     1,893,332         - - - -    - - -    - - - -     1,999,999
    Net loss                                    - - - -   - - - -       - - - -      (5,749,956)   - - -    - - - -    (5,749,956)
                                              ---------  --------   -----------    -------------  -------  --------  -------------
BALANCE, December 31, 1994                    6,580,295   658,030    41,922,005     (37,063,993)  (2,807)    24,146     5,491,896

    Proceeds from exercise of stock
      options, including related tax benefit    256,758    25,676       551,927         - - - -    - - -    - - - -       577,603
    Proceeds from employee stock
      purchase plan                               8,736       873        35,222         - - - -    - - -    - - - -        36,095
    Net income                                  - - - -   - - - -       - - - -       4,806,247    - - -    - - - -     4,806,247
                                              ---------  --------   -----------    -------------  -------  --------  -------------
BALANCE, December 31, 1995                    6,845,789   684,579    42,509,154     (32,257,746)  (2,807)    24,146    10,911,841

    Proceeds from exercise of stock
      options, including related tax benefit    532,023    53,202     2,664,494         - - - -    - - -    - - - -     2,717,696
    Proceeds from employee stock
      purchase plan                               9,986       999        89,920         - - - -    - - -    - - - -        90,919
    Net income                                  - - - -   - - - -       - - - -       9,114,607    - - -    - - - -     9,114,607
                                              ---------  --------   -----------    -------------  -------  --------  -------------
BALANCE, December 31, 1996                    7,387,798  $738,780   $45,263,568    $(23,143,139)  (2,807)  $(24,146)  $22,835,063

      The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                              ----------------------------------------------

                                                                                  1996             1995             1994
                                                                              ------------     ------------      -----------
Cash flows from operating activities:
  Net income (loss)                                                            $9,114,607       $4,806,247      ($5,749,956)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities -
     Depreciation and amortization                                              2,373,168        2,643,814        3,138,413
     Provision for losses on accounts receivable                                   98,000          248,561          338,289
     Changes in current assets and liabilities -
         Accounts receivable                                                    1,176,783           (8,439)       2,473,593
         Inventories                                                             (195,029)        (241,235)       1,233,663
         Prepaid expenses and other current assets                                (49,445)         156,663         (109,296)
         Accounts payable                                                       1,843,951          396,516         (836,149)
         Accrued expenses                                                       3,136,927          179,619          702,235
         Customer deposits                                                      2,121,099          462,332          719,730
         Deferred revenue                                                         865,309         (229,160)        (154,026)
                                                                              ------------     ------------      -----------
         Net cash provided by operating activities                             20,485,370        8,414,918        1,756,496
                                                                              ------------     ------------      -----------
Cash flows from investing activities:
  Purchases of property and equipment                                          (4,133,851)      (1,230,140)      (1,067,223)
  (Increase) decrease in other assets                                               3,298           41,458          (43,332)
  Purchases of marketable securities                                          (10,865,105)          ----             ----
  Sales of marketable securities                                                1,084,832           ----             ----
  Capitalized software development costs                                           ----             ----           (309,961)
                                                                              ------------     ------------      -----------
         Net cash used in investing activities                                (13,910,826)      (1,188,682)      (1,420,516)
                                                                              ------------     ------------      -----------
Cash flows from financing activities:
  Principal payments for long-term debt                                           (97,720)        (108,460)        (137,575)
  Proceeds from private placement                                                  ----             ----          1,999,999
  Proceeds from exercise of stock options                                       1,829,650          504,256          342,850
  Proceeds from exercise of employee stock purchase plan                           90,919           36,095           18,277
                                                                              ------------     ------------      -----------
         Net cash provided by financing activities                              1,822,849          431,891        2,223,551
                                                                              ------------     ------------      -----------

         Net increase in cash and cash equivalents                              8,397,393        7,658,127        2,559,531

Cash and cash equivalents, beginning of year                                   12,935,907        5,277,780        2,718,249
                                                                              ------------     ------------      -----------
Cash and cash equivalents, end of year                                        $21,333,300      $12,935,907       $5,277,780
                                                                              ============     ============      ===========
Supplemental disclosures of cash flow information:
         Cash paid for-
                  Interest                                                    $     9,480      $    19,287       $   29,913
                                                                              ============     ============      ===========
                  Income taxes                                                $   429,000      $   184,655       $   20,826
                                                                              ============     ============      ===========

Supplemental disclosure of non-cash investing and financing activities:
                  Equipment acquired under capital lease obligation           $    ----        $    ----         $  190,812
                                                                              ============     ============      ===========
                  Recognition of tax benefit relating to disqualifying
                  dispositions and exercise of non-qualified stock options    $   888,046      $    73,347       $   ----
                                                                              ============     ============      ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996





(1)    Operations and Significant Accounting Policies


       Davox Corporation (the Company) is a software and systems integration company that develops, markets, supports and services management systems for call center operations. These systems are marketed directly, through joint marketing relationships, and distribution agreements. The Company provides its systems to banks, consumer finance organizations, retailers, entertainment companies, telemarketing organizations and utilities.

       These consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying consolidated financial statements.

(a)    Management Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(b)    Revenue Recognition

       The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1 (SOP 91-1), Software Revenue Recognition. The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts and consulting services.

       Revenue from software license fees are recognized upon delivery, net of estimated returns, provided there are no significant postdelivery obligations, and payment is due within one year and is probable of collection. If acceptance is required, software license revenue is recognized upon customer acceptance. Fees for consulting services are recognized upon customer acceptances or over the period in which services are provided if customer acceptance is not required, and the revenue is fixed and determinable. Maintenance revenue is deferred at the time of software license revenue recognition and is recognized ratably over the term of the support period, which is typically one year.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Continued)


(1)    Operations and Significant Accounting Policies (Continued)


(c)    Warranty Costs

       The Company warrants its products for 90 days and provides for estimated warranty costs upon shipment of such products. Warranty costs have not been and are not anticipated to be significant.


(d)    Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


(e)    Postretirement Benefits

       The Company has no obligations for postretirement or general postemployment benefits.


(f)    Cash, Cash Equivalents and Marketable Securities

       The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents.

       The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. At December 31, 1996, held-to-maturity securities consisted of investments in high grade commercial paper instruments. All of these investments are classified as current as they mature within one year.

       At December 31, 1996 marketable securities consisted of the following:

                                                       Total Market Value        Total  Amortized Cost
                                                     ----------------------    -------------------------
       Commercial paper obligations................        $9,780,060                 $9,780,273

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Continued)

(1)    Operations and Significant Accounting Policies (Continued)

(g)    Inventories

    Inventories are stated at the lower of first-in, first out (FIFO) cost or market and consist of the following:

                                                                                December 31,
                                                              ----------------------------------------------
                                                                1996                                  1995
                                                                ----                                  ----
Raw materials and subassemblies....................       $    82,684                           $    52,032
Work-in-process....................................           854,768                               641,430
Finished goods.....................................           266,606                               315,567
                                                          -----------                           -----------
                                                          $ 1,204,058                           $ 1,009,029
                                                          ===========                           ===========

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


(h)    Property and Equipment

    The Company provides for depreciation and amortization of property and equipment using the straight-line and declining-balance methods by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives. The cost of property and equipment and their useful lives are summarized as follows:

                                                              December 31,
                                                        ------------------------
                                       Estimated
Asset Classification                   Useful Life         1996          1995
--------------------                   -----------      ----------    ----------
Equipment and software ............    2-3 Years        $6,174,516    $3,564,708
Equipment under capital lease .....    Life of Lease       530,117       530,117
Rental and demonstration
       equipment ..................    3 Years             426,731       411,604
Service equipment .................    1-5 Years         2,179,939     2,158,185
Leasehold improvements ............    Life of Lease       184,466        95,155
                                                        ----------    ----------
                                                         9,495,769     6,759,769
Less-Accumulated depreciation
       and amortization ...........                      5,444,919     4,894,371
                                                        ----------    ----------
                                                        $4,050,850    $1,865,398
                                                        ==========    ==========

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Continued)



(1)    Operations and Significant Accounting Policies (Continued)

(i)    Research and Development and Software Development Costs

       Research and development expenses other than software development costs are charged to operations as incurred. In compliance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company capitalized certain computer software development costs. A change occurred in the Company's development cycle such that the period between the attainment of technological feasibility and the first commercial shipment of a software enhancement has shortened and the level of capitalizable costs incurred are no longer material. Accordingly, the Company expensed all software development costs incurred during the years ended December 31, 1996 and 1995. Approximately $380,000, $579,000, and $685,000 of capitalized software development costs were amortized to expense during the years ended December 31, 1996, 1995 and 1994, respectively.

(j)    Net Income (Loss) per Common and Common Equivalent Share

       Net income (loss) per common and common equivalent share has been computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock and common stock issuable pursuant to stock options and warrants have been reflected as outstanding using the treasury stock method. Common equivalent shares (stock options and warrants) have not been considered in the calculation of net loss per share for the year ended December 31, 1994, as their effect would be antidilutive. Fully diluted net income per common and common equivalent share has not been separately presented as the amounts are not materially different from primary net income per share.


(k)    Other Assets

       During March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Continued)



 (2)   Line of Credit

       The Company has a working capital line of credit (line of credit) with a bank that expires in June 1997, if not renewed, pursuant to which the Company may borrow up to the lesser of $2,000,000 or a percentage of accounts receivable, as defined. Borrowings under the line of credit will bear interest at the bank's prime rate (8.25% at December 31, 1996). There were no borrowings under the line of credit during 1996.

(3)    Accrued Expenses

       Accrued expenses consist of the following:

                                                            December 31,
                                                     --------------------------
                                                      1996                1995
                                                     ------              ------
Commissions and bonuses ..................         $1,095,246         $  913,574
Employee benefits ........................            969,317            964,717
State sales tax ..........................            535,888            302,888
Other ....................................          3,574,484          1,744,875
                                                   ----------         ----------
                                                   $6,174,935         $3,926,054
                                                   ==========         ==========

(4)    Long-term debt

       Long-term debt consists of a capital lease obligation at an interest rate of 10.0%, collateralized by certain equipment. The total obligation under this lease was $40,067 and $137,787, with current maturities of $40,067 and $92,896 and long term debt of $0 and $44,891 as of December 31, 1996 and 1995, respectively.


(5)    401(k) Plan

       The Company maintains The Davox Corporation 401(k) Retirement Plan (the
Plan), which is a deferred contribution plan that covers all full-time employees over 21 years of age who have completed at least six months of service with the Company. The participants may make pretax deferred contributions to the plan of up to 15% of the annual compensation, as defined. Contributions by the Company are discretionary and are determined by the Board of Directors. The Company made discretionary contributions of approximately $161,000 in 1996. There were no Company contributions to the Plan in 1995 or 1994.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Continued)

(6)    Income Taxes

       The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse. The income tax provision for the years ended December 31, 1996 and 1995 consists of federal alternative minimum and state income taxes payable.

      The components of the provision for income taxes consist of the following:

                                            Fiscal Years Ended December 31,
                                       ----------------------------------------
                                          1996           1995           1994
                                          ----           ----           ----
Current:
         Federal..................     $  202,636     $  106,835     $      --
         State....................        810,544        427,341            --
                                       ----------     ----------     ----------

            Total current.........     $1,013,180     $  534,176     $      --
                                       ==========     ==========     ==========
Deferred:
         Federal..................     $     --       $     --       $      --
         State....................           --             --              --
                                       ----------     ----------     ----------

            Total deferred........     $     --       $     --       $      --
                                       ----------     ----------     ----------

Provision for Income Taxes........     $1,013,180     $  534,176     $      --
                                       ==========     ==========     ==========

       The provision for income taxes that is currently payable for the year ended December 31, 1996 does not reflect $888,000 of tax benefits included in additional paid in capital related to disqualifying dispositions and the exercise of non-qualified stock options.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Continued)


(6)    Income Taxes (Continued)

       The approximate income tax effect of each type of temporary difference comprising the deferred tax asset is approximately as follows:

                                                           1996                       1995
                                                           ----                       ----
Net operating loss carryforwards...............      $   8,153,000             $   8,862,000
Depreciation...................................            571,000                   604,000
Inventory reserves.............................            561,000                   651,000
Federal tax credit carryforwards...............            577,000                   577,000
Other temporary differences....................          1,940,000                   926,000
                                                     --------------            --------------
                                                        11,802,000                11,620,000
Valuation allowance............................        (11,802,000)              (11,620,000)
                                                     --------------            --------------
                                                     $     --                  $      --
                                                     ==============            ==============

       Due to the uncertainty surrounding the timing of realization of the benefits of its favorable tax attributes in future tax returns, the Company placed a full valuation allowance against its net deferred tax asset. However, approximately $4,125,000 of the valuation allowance relates to the excess tax benefit of disqualifying dispositions and the exercise of non-qualified stock options. If the valuation allowance is reduced in future periods, this benefit will be recorded in additional paid in capital at that time.

       At December 31, 1996, the Company has available net operating loss carryforwards and tax credit carryforwards of approximately $20,383,000 and $577,000, respectively, expiring through 2009. These carryforwards may be used to offset future income taxes payable, if any, and are subject to review by the Internal Revenue Service.

       The Internal Revenue Code provides that net operating loss carryforwards available to be used in any given year may be limited in the event of certain circumstances, including significant changes in ownership, as defined.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Continued)

(6)    Income Taxes (Continued)

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                              1996          1995           1994
                                                              ----          ----           ----
Federal statutory tax rate...............................     34.0%         34.0%         34.0%
State income taxes, net of federal income tax benefit....      6.3           6.3           6.3

Permanent items..........................................     (1.3)         (2.6)           --

Utilization of net operating loss carryforwards..........    (29.0)        (27.7)           --
Net operating loss generated.............................       --            --         (40.3)
                                                            --------      --------      --------

Effective tax rate.......................................     10.0%         10.0%          ---%
                                                              =====         =====          ====

(7)    Commitments and Contingencies

(a)    Operating Lease Commitments

       The Company leases its facilities and sales offices under operating leases that expire at various dates through October 2001. The Company's lease for its corporate headquarters expires in September 1997. Pursuant to the lease agreements, the Company is responsible for maintenance costs and real estate taxes. Total rental expense for all operating leases for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $507,000, $551,000, and $684,000, respectively.

       Future minimum lease payments by year, in the aggregate under operating leases are approximately as follows at December 31, 1996:


       Years Ending December 31,                         Amount
       -----------------------------                  ----------
       1997................................           $  446,000
       1998................................              222,000
       1999................................              165,000
       2000................................              123,000
       2001................................               89,000
                                                      ----------
                                                      $1,045,000
                                                      ==========

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                                  (Continued)


 (7)   Commitments and Contingencies (Continued)

 (b)   Capital Lease Commitments

       The Company leases certain equipment that has been reported as equipment under capital lease and as lease obligations in the accompanying consolidated financial statements. The cost and accumulated amortization of this equipment were approximately $191,000 and $152,000, respectively, at December 31, 1996 and approximately $354,000 and $230,000, respectively, at December 31, 1995.

       Future minimum lease payments under capital leases are as follows at December 31, 1996:

       Year Ending December 31,                                      Amount
       ------------------------                                      ------
       1997...............................................          $ 41,584
       Less - Amount representing interest................           ( 1,517)
                                                                    ---------
       Less - Current portion                                       $(40,067)
                                                                    ---------
                                                                    $  ----
                                                                    =========

(c)    Employment and Severance Agreements

       The Company has entered into employment and severance agreements with certain officers and employees whereby the Company may be required to pay the officers and employees a total of approximately $1,152,000 upon termination of employment by the Company under certain circumstances, as defined.

(8)    Litigation

       The Company is presently engaged in various legal actions and its ultimate liability, if any, cannot be determined at the present time. However, management has consulted with legal counsel, and management believes that any such liability will not have a material adverse effect on the Company's financial position or its results of operations.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Continued)



(9)    Stockholders' Equity

(a)    1986 Stock Plan

       The Company's 1986 Stock Plan (the "1986 Plan"), administered by the Board of Directors authorizes the issuance of a maximum of 1,114,286 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. In August 1994, the Shareholders approved an amendment to increase the number of shares authorized for issuance under the 1986 Plan to 2,114,286. In April 1996, the Shareholders approved an amendment to increase the number of shares authorized for issuance under the 1986 Plan to 2,464,286. Options granted under the 1986 Plan may be either nonstatutory stock options or options intended to constitute "incentive stock options" under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options granted currently vest over a four-year period and expire ten years from the date of grant. The 1986 Plan terminated pursuant to its terms in September 1996.

(b)    1996 Stock Plan

       The Company's 1996 Stock Plan (the "1996 Plan") administered by the Board of Directors authorizes the issuance of a maximum of 600,000 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1996 Plan may be either nonstatutory stock options or options intended to constitute "incentive stock options" under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The shares currently vest to the individual over a four-year period. There were 526,650 shares available for future grants under the 1996 Plan at December 31, 1996.

(c)    Stock Options to Directors

       The Company's 1988 Non-employee Director Stock Option Plan (the "1988 Plan"), as amended, is administered by the Board of Directors and authorizes the issuance of a maximum of 400,000 shares of common stock for the exercise of options. The 1988 Plan provided for the automatic grant of options for 40,000 shares for each non-employee director in office at the time of the amendment and provides for additional grants of options for 10,000 shares per non-employee director on each biennial anniversary of amendment approval. The 1988 Plan also

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Continued)


(9)    Stockholders' Equity (Continued)

(c)    Stock Options to Directors (Continued)

provides for the automatic grant of options for 40,000 shares to each newly elected non-employee director and additional grants of 10,000 options per biennial anniversary of election to the Board of Directors. Options granted under the 1988 Plan vest 25% per year beginning one year from the date of grant and expire five years from the date of grant. There are 227,500 shares available for future grants under the 1988 Plan.

       The following is a summary of the stock option activity for all plans for the years ended December 31, 1996, 1995 and 1994:

                                                               Number of                    Exercise
                                                                Options                    Price Range
                                                                -------                    -----------
Outstanding, December 31, 1993                                  943,936                  $1.75   -  $5.50
     Granted ..................................               1,475,662                   2.25   -   5.25
     Exercised ................................                (162,180)                  1.75   -   4.50
     Canceled .................................                (553,576)                  1.75   -   5.50
                                                              ----------                 ----------------
Outstanding, December 31, 1994                                1,703,842                   1.75   -   5.50
     Granted ..................................                 112,875                   6.75   -  12.25
     Exercised ................................                (204,640)                  1.75   -   7.13
     Canceled .................................                 (44,519)                  1.75   -  12.25
                                                              ----------                 ----------------
Outstanding, December 31, 1995                                1,567,558                   1.75   -  12.25
     Granted ..................................                 287,550                  12.13   -  39.50
     Exercised ................................                (532,023)                  1.75   -  24.25
     Canceled .................................                 (50,789)                  1.75   -  12.25
                                                              ----------                 ----------------
Outstanding, December 31, 1996                                1,272,296                  $2.00   - $39.50
                                                              ==========                 ================
     Exercisable, December 31, 1996                             429,949                  $2.00   - $28.63
                                                              ==========                 ================

(d)    Employee Stock Purchase Plan

       The Company has adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 100,000 shares of Common Stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                                  (Continued)


(9)    Stockholders' Equity (Continued)

(d)    Employee Stock Purchase Plan (Continued)

       The Purchase Plan provides for two "purchase periods" within each of the Company's fiscal years, the first commencing on January 1 of each calendar year and continuing through June 30 of such calendar year, and the second commencing on July 1 of each year and continuing through December 31 of such calendar year. Eligible employees may elect to become participants in the Purchase Plan for a purchase period by completing a stock purchase agreement prior to the first day of the purchase period for which the election is made. Shares are purchased through accumulation of payroll deductions (of not less than 0.5% nor more than 10% of compensation, as defined) for the number of whole shares, determined by dividing the balance in the employee's account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for the shares will be the lower of 85% of the fair market value of the Common Stock at the beginning of the purchase period or 85% of such value at the end of the purchase period (rounded to the nearest quarter). During 1996 and 1995, 9,986 and 8,736 shares, respectively, were purchased under the Purchase Plan.

(e)    Accounting for Stock-Based Compensation

       The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

       The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted (including the employee stock purchase plan) as of December 31, 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                                  (Continued)



 (9)   Stockholders' Equity (Continued)

(e)    Accounting for Stock-Based Compensation (Continued)

       The assumptions used and the weighted average information for the years ended December 31, 1996 and 1995 are as follows:

                                                                          Years ended December 31,
                                                                          ------------------------
                                                                          1996                1995
                                                                          ----                ----
Risk-free interest rates................................             5.36% - 6.64%        5.86% - 7.76%
Expected dividend yield.................................                 -----                -----
Expected lives..........................................               5.5 years            5.5 years
Expected volatility.....................................                  71%                  71%

Weighted average grant-date fair value of
   options granted during the period....................                $19.20                $5.94
Weighted-average exercise price.........................                $ 9.31                $3.58
Weighted-average remaining contractual life
    of options outstanding..............................                7.45 years            7.63 years
Weighted average exercise price of 429,949 and
   546,147 options exercisable at December 31,
   1996 and 1995, respectively..........................                $ 3.76                $3.08

       The effect of applying SFAS No. 123 would be as follows:

                                                                       Years ended December 31,
                                                                       ------------------------
                                                                       1996                1995
                                                                       ----                ----
Pro forma net income....................................          $ 8,290,265          $ 4,703,345
                                                                  ===========          ===========

Pro forma net income per share..........................          $      0.99          $      0.61
                                                                  ===========          ===========

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                                  (Continued)


(10)   Significant Customers

       Revenue from the Company's largest single customers were 4%, 12%, and 9% of total revenue in 1996, 1995 and 1994, respectively. Revenue from the Company's three largest customers amounted to 12%, 20% and 19% of total revenue in 1996, 1995 and 1994, respectively.


(11)   Export Sales

       Export product sales, primarily to Canada, Europe, Mexico, Australia and Japan, accounted for 14%, 12%, and 11% of total revenue in 1996, 1995 and 1994, respectively. All of the Company's sales for the years ended December 31, 1996, 1995 and 1994 were originated from its headquarters located in the United States.


(12)   Restructuring Costs

       In the second quarter of 1994, the Company restructured by downsizing in all areas of its operations. This downsizing resulted in a 21% reduction in the Company's work force worldwide. As a result, the Company recorded restructuring costs as follows:

       Write-downs of fixed assets, goodwill, inventory and
       other assets abandoned as a result of the restructuring       $1,629,866

       Severance and related benefits for 40 terminated employees     1,486,665

       Abandoned facilities costs                                       262,500
                                                                     ----------
                                                                     $3,379,031
                                                                     ==========

As of December 31, 1994, the restructuring had been completed, and there were no additional restructuring charges recorded in 1995 or 1996. All costs have been paid as of December 31, 1996. None of the previously accrued expenses were reversed to the Consolidated Statements of Operations.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                                  (Continued)



(13)  Quarterly Results of Operations (Unaudited)

     The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1996 and 1995:


                                 Year Ended December 31, 1996
                                 ----------------------------

                        First            Second            Third            Fourth
                       Quarter          Quarter           Quarter          Quarter
                       -------          -------           -------          -------
Total revenue        $11,410,267      $12,665,349       $14,079,224      $15,487,552

Gross profit           6,731,619        7,527,051         8,450,649        9,355,966

Net income             1,758,299        2,047,861         2,477,050        2,831,397

Net income
 per share                 $0.22            $0.25      $       0.30        $0.34

                                 Year Ended December 31, 1996
                                 ----------------------------
Total revenue         $8,541,101       $9,016,084        $9,568,619      $10,430,267

Gross profit           4,614,439        5,018,460         5,452,528        6,019,171

Net income               912,561        1,080,901         1,289,085        1,523,700

Net income
 per share                 $0.12            $0.14      $        0.16          $0.19


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE




To Davox Corporation:

       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Davox Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 21, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 21, 1997

                      DAVOX CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                            Balance at       Charged to        Deductions     Balance at
                            Beginning         Costs and           from          End of
                             of Year          Expenses          Reserves         Year
                             -------          --------          --------         ----
Accounts receivable
Reserves:

December 31, 1996            $665,030          $98,000           $64,118       $698,912
December 31, 1995             637,672          242,185           214,827        665,030
December 31, 1994             686,847          338,289           387,464        637,672

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

          Not Applicable.

PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors

   The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1996 fiscal year ended December 31, 1996 under the heading "Election of Directors."

Executive Officers

    See Item 4A.

ITEM 11   EXECUTIVE COMPENSATION
--------------------------------

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1996 fiscal year ended December 31, 1996, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1996 fiscal year ended December 31, 1996, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

ITEM 13   CERTAIN RELATIONSHIPS AND TRANSACTIONS
------------------------------------------------

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's 1996 fiscal year ended December 31, 1996, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)      Financial Statements and Financial Statement Schedules

         1.   Financial Statements.

         The following financial information is incorporated in Item 8 above.

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1996 and 1995.

         Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

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

(b)      Reports on Form 8-K

         The Company did not file any Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

(c)      List of Exhibits.

         Exhibit
         Number                     Description of Exhibit
         ------                     ----------------------

         3.01(6) Restated Certificate of Incorporation of the Registrant, as amended.

         3.02(2)                    By-laws of the Registrant, as amended.

         4.01(6) Description of Capital Stock contained in the Registrant's Restated Certificate of Incorporation, as amended, filed as Exhibit 3.01.

         10.01(10)                  1986 Stock Plan, as amended, of the
                                    Registrant.

         10.02(8) Form of Incentive Stock Option Agreement under the Registrant's 1986 Stock Plan.

         10.03(2) Form of Non-Qualified Stock Option Agreement under the Registrant's 1986 Stock Plan.

         10.04(2) Incorporation Agreement of the Registrant dated June 1982.

         10.05(4) Manufacturing Agreement dated as of February 20, 1987, between the Registrant and Wong's Electronics Company, Ltd.

         10.06(2)                   Form of Nondisclosure Agreement.

         10.07(3) Stock Purchase Agreement among the Registrant, The Dispatch Printing Company and TBS International, Inc. dated as of September 15, 1987.

         10.08(7) Amended and Restated 1988 Non-Employee Director Stock Option Plan of the Registrant.

         10.09(4) Form of Option Agreement under the Registrant's 1988 Non-Employee Director Stock Option Plan.

         10.10(5) Asset Purchase Agreement dated August 9, 1988 between the Registrant, DAVOX/VCT Corporation and Voice Computer Technologies Corporation.

         10.11(1) Merger Agreement dated December 15, 1988 between the Registrant, DAVOX/VCT Corporation and TBS International, Inc.

         10.12(8) International Distribution Agreement between the Registrant and Datapoint Corporation dated January 8, 1993.

         10.13(1) Employee Deferred Compensation Savings Plan of the Registrant.

         10.14(7)           1991 Employee Stock Purchase Plan.

         10.15(8) Third party maintenance agreement dated August 3, 1992 between the Registrant and Grumman Systems Support Corporation.

         10.16(9) Sublease Agreement dated October 22, 1993 between the Registrant and Digital Equipment Corporation.

         10.17(10)          Common Stock Purchase Agreement dated
                            September 23, 1994 between the Registrant and the purchasers named therein.

         10.18(10)          Letter agreement dated December 30, 1994
                            between the Registrant and Fleet Bank of Massachusetts, N.A.

         10.19 (11)         Third party service provider agreement
                            between the Registrant and Grumman Systems
                            Support Corporation.

         10.20              1996 Stock Plan of the Registrant.

         10.21 Form of Incentive Stock Option Agreement under the Registrant's 1996 Stock Plan.

         10.22 Form of Non-Qualified Stock Option Agreement under the Registrants's 1996 Stock Plan.

         22.                Subsidiaries of the Registrant.

         24.                Consent of Arthur Andersen LLP.

         27.                Financial Data Schedule.


(1) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1988.

(2) Previously filed as an exhibit to Registration Statement No. 33-12689 filed on March 17, 1987.

(3)      Previously filed as an exhibit to Form 8-K filed on September 29, 1987.

(4) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1987.

(5)      Previously filed as an exhibit to Form 8-K filed on September 15, 1988.

(6) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1990.

(7) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.

(8) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1992.

(9) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.

(10) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.

(11) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on the 21st day of February 1997.

Davox Corporation

                                            By:    /s/ Alphonse M. Lucchese
                                               ------------------------------
                                                    Alphonse M. Lucchese
                                                  President, Chief Executive
                                                    Officer and Chairman

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


         Signature                    Title                           Date
         ---------                    -----                           ----


/s/ Alphonse M. Lucchese             President, Chief
------------------------            Executive Officer and
    Alphonse M. Lucchese            Chairman (Principal
                                     Executive Officer)            February 21, 1997


/s/ John J. Connolly                Vice President of
--------------------                Finance and Chief
    John J. Connolly                 Financial Officer
                                    (Principal Financial
                                           Officer)                February 21, 1997


/s/ Michael D. Kaufman                  Director                   February 21, 1997
----------------------
    Michael D. Kaufman


/s/ R. Scott Asen                       Director                   February 21, 1997
-----------------
     R. Scott Asen


/s/ Walter J. Levison                   Director                   February 21, 1997
---------------------
     Walter J. Levison