Form 10-Q
period 1997-03-31
DAVOX CORP
filed 1997-05-02
CIK 811640

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of April 29, 1997: 7,588,381 shares.

                        DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                                     Page No.
 Item 1. Financial Statements:                                       -------
    Consolidated Balance Sheets as of
    March 31, 1997 (Unaudited) and December 31, 1996                      3

    Consolidated Statements of Income
    for the three months ended March 31, 1997
    and 1996 (Unaudited)                                                  4

    Consolidated Statements of Cash Flows
    for the three months ended March 31, 1997
    and 1996 (Unaudited)                                                  5

    Notes to Consolidated Financial Statements                            6 - 8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9 - 11


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                               12

 Item 6.  Exhibits and Reports on Form 8-K                                12
          Signatures                                                      13


                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,      December 31,
                                                                                      1997            1996
                                                                                   ------------    ------------
                                    ASSETS                                          (Unaudited)

Current assets:
         Cash and cash equivalents                                                 $ 27,357,131    $ 21,333,300
         Marketable securities                                                        6,540,245       9,780,273
         Accounts receivable, net of reserves of
               approximately $576,000 and $699,000
               in 1997 and 1996, respectively                                         6,890,574       3,184,814
         Inventories                                                                    827,188       1,204,058
         Prepaid expenses and other current assets                                      182,800         101,802
                                                                                   ------------    ------------
               Total current assets                                                  41,797,938      35,604,247

Property and equipment, net                                                           4,201,517       4,050,850
Other assets                                                                            107,754          74,207
                                                                                   ------------    ------------
                                                                                   $ 46,107,209    $ 39,729,304
                                                                                   ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current maturities of long-term debt                                      $     25,353    $     40,067
         Accounts payable                                                             4,887,809       4,771,123
         Accrued expenses                                                             6,818,888       6,174,935
         Customer deposits                                                            2,016,568       3,413,726
         Deferred revenue                                                             5,004,588       2,494,390
                                                                                   ------------    ------------
               Total current liabilities                                             18,753,206      16,894,241
                                                                                   ------------    ------------
Commitments and Contingencies

Stockholders' equity:
         Common stock, $.10 par value -
            Authorized - 10,000,000 shares
            Issued - 7,553,074 and 7,387,798
            shares in 1997 and 1996, respectively                                       755,307         738,780
         Capital in excess of par value                                              45,880,724      45,263,568
         Accumulated deficit                                                        (19,257,882)    (23,143,139)
                                                                                   ------------    ------------
                                                                                     27,378,149      22,859,209
            Less - Treasury Stock, 2,807 shares at cost                                 (24,146)        (24,146)
                                                                                   ------------    ------------
               Total stockholders' equity                                            27,354,003      22,835,063
                                                                                   ------------    ------------
                                                                                   $ 46,107,209    $ 39,729,304
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

                       DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                      For the three months
                                                                         ended March 31,
                                                                 ---------------------------------
                                                                     1997                 1996
                                                                 ------------         ------------
Product revenue                                                  $11,791,769           $ 7,601,634
Service revenue                                                    5,476,962             3,808,633
                                                                 -----------           -----------
    Total revenue                                                 17,268,731            11,410,267
                                                                 -----------           -----------

Cost of product revenue                                            2,806,444             2,204,435
Cost of service revenue                                            3,502,478             2,474,213
    Total cost of revenue                                          6,308,922             4,678,648
                                                                 -----------           -----------

    Gross profit                                                  10,959,809             6,731,619
                                                                 -----------           -----------
Research, development and engineering expenses                     1,881,910             1,267,870
Selling, general and administrative expenses                       5,072,026             3,673,342
                                                                 -----------           -----------
    Total operating expenses                                       6,953,936             4,941,212
                                                                 -----------           -----------

  Income from operations                                           4,005,873             1,790,407

Interest income                                                      410,072               166,483
Interest expense                                                         880                 3,232
                                                                 -----------           -----------
  Income before provision
    for income taxes                                               4,415,065             1,953,658
Provision for income taxes                                           529,808               195,359
                                                                 -----------           -----------

    Net income                                                   $ 3,885,257           $ 1,758,299
                                                                 ===========           ===========

Net income per common and
  common equivalent share                                        $      0.47           $      0.22
                                                                 ===========           ===========
Weighted average number of common and
  common equivalent shares outstanding                             8,305,446             8,009,032
                                                                 ===========           ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the three months
                                                                                                 ended March 31,
                                                                                          ----------------------------
Cash flows from operating activities:                                                         1997            1996
                                                                                          ------------    ------------
  Net income                                                                              $  3,885,257    $  1,758,299
  Adjustments to reconcile net income to net cash
  provided by operating activities -
     Depreciation and amortization                                                           1,007,330         578,438
     Provision for losses on accounts receivable                                                15,000          22,000
     Changes in current assets and liabilities -
         Accounts receivable                                                                (3,720,760)     (1,705,972)
         Inventories                                                                           376,870         (92,342)
         Prepaid expenses and other current assets                                             (80,998)        (65,127)
         Accounts payable                                                                      116,686       1,044,596
         Accrued expenses                                                                      643,953        (501,223)
         Customer deposits                                                                  (1,397,158)      1,231,946
         Deferred revenue                                                                    2,510,198       2,057,276
                                                                                          ------------    ------------

         Net cash provided by operating activities                                           3,356,378       4,327,891
                                                                                          ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment, net                                                   (1,157,997)       (706,772)
  Increase in other assets                                                                     (33,547)         (1,535)
  Purchases of marketable securities                                                        (2,752,889)           --
  Sales of marketable securities                                                             5,992,917            --
                                                                                          ------------    ------------

         Net cash provided by (used in) investing activities                                 2,048,484        (708,307)
                                                                                          ------------    ------------

Cash flows from financing activities:
  Principal payments of long-term debt                                                         (14,714)        (25,570)
  Proceeds from exercise of stock options                                                      550,015         223,279
  Proceeds from employee stock purchase plan                                                    83,668          39,269
                                                                                          ------------    ------------

Net cash provided by financing activities                                                      618,969         236,978
                                                                                          ------------    ------------

Net increase in cash and cash equivalents                                                    6,023,831       3,856,562

Cash and cash equivalents at beginning of period                                            21,333,300      12,935,907
                                                                                          ------------    ------------

Cash and cash equivalents at end of period                                                $ 27,357,131    $ 16,792,469
                                                                                          ============    ============


Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                                $        880    $      3,232
                                                                                          ============    ============


  Cash paid during the period for income taxes                                            $      3,228    $     12,206
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

                        DAVOX CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.     Basis of Preparation

       The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 which was filed with the Securities and Exchange Commission on February 28, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the full fiscal year.


2.     Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


3.     Cash and Cash Equivalents

       Cash equivalents are highly liquid investments consisting mainly of commercial paper with original maturities of less than three months at the date of purchase.


4.     Marketable Securities

       The Company's investment portfolio of debt securities consists of marketable securities classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities held at March 31, 1997 consist principally of commercial paper with original maturities of less than one year, and they are recorded at amortized cost on the balance sheet.

       The fair value of marketable securities at March 31, 1997 was approximately equal to amortized cost. Gross unrealized holding gains at March 31, 1997 were approximately $67.

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


5.    Inventories

      Inventories are stated at the lower of cost (first in, first out), or market and consist of the following:

                               March 31,  December 31,
                                 1997         1996
                               ---------  ------------
          Raw materials and
           subassemblies.....   $ 45,627    $   82,684
          Work-in-process....    586,990       854,768
          Finished goods.....    194,571       266,606
                                --------    ----------
                                $827,188    $1,204,058
                                ========    ==========

      Subassemblies, work-in-process and finished goods inventories include material and subcontract labor. Internal labor and overhead are not significant and are charged to operations in the period incurred.


6.    Provision for Income Taxes

      The Company has available significant net operating loss carryforwards. However, for the three months ended March 31, 1997, the Company provided for federal alternative minimum tax and for certain state income taxes in those states which do not allow for net operating loss carryforwards.


7.    Net Income Per Common and Common Equivalent Share

      Net income per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period when diluted. Fully diluted earnings per share have not been presented as their amounts do not differ significantly from primary earnings per share.


8.    Recently Issued Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 establishes

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



8.    Recently Issued Accounting Standards (continued)


standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for the fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997.

      Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows:

                               Three Months ended March 31,
                                     1997         1996
                                 -----------  -----------

Basic EPS
   Net Income                     $3,885,257   $1,758,299

Weighted average common
   shares outstanding              7,483,011    6,899,048

   Basic EPS                      $      .52   $      .25
                                  ==========   ==========

Diluted EPS
   Net Income                     $3,885,257   $1,758,299

Weighted average common
   and common equivalent
   shares outstanding              8,305,446    8,009,032

       Diluted EPS                $      .47   $      .22
                                  ==========   ==========


9.    Stock Split

      On April 24, 1997, the Company's Board of Directors authorized a three-for-two stock split which will be effected in the form of a 50% stock dividend to be paid on May 28, 1997 to shareholders of record on May 13, 1997. The financial statements included herein have not been retroactively restated for the effect of the stock split.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

   Total revenue for the first quarter of 1997 increased approximately $5.9 million, or 51.3% compared to the same period in 1996.

   Product revenue increased approximately $4.2 million, or 55.1% to $11.8 million in the first quarter of 1997 as compared to the same period in 1996. This increase was caused by continued increasing demand for the Unison call center management system, especially the telemarketing and collections outbound capabilities.

   Cost of product revenue increased approximately $602,000, or 27.3% to $2.8 million for the first quarter of 1997, but as a percentage of product revenue decreased 5.2% as compared to the first quarter of 1996. This decrease as a percentage of product revenue was mainly attributable to the increased volume of product shipments relative to fixed costs, and a higher margin product mix.

   Service revenue increased approximately $1.7 million, or 43.8% to $5.5 million for the first quarter of 1997 as compared to the first quarter of 1996. This increase is due to an increase in maintenance revenue related to the growth in the number of the Company's customers, professional services revenue in the first quarter of 1997 generated in Europe, and increased installation revenue related to the increased volume of product shipments

   Cost of service revenue increased approximately $1.0 million, or 41.6% to $3.5 million for the first quarter of 1997. This increase was attributable to accelerated depreciation on certain service assets and higher payroll and related expenses in 1997 resulting from headcount increases. As a percentage of service revenue, cost of service revenue decreased by 1.0% as compared to the first quarter of 1996. This decrease was primarily attributable to the higher service revenue relative to fixed costs.

   Research, development and engineering expenses increased approximately $614,000, or 48.4% to $1.9 million for the first quarter of 1997 as compared to the same period in 1996. This increase was primarily attributable to higher payroll and related expenses in 1997 resulting from headcount increases and higher consulting expense in 1997. As a percentage of total revenue, research, development and engineering expenses decreased 0.2% from 11.1% for the first quarter of 1996 to 10.9% for the first quarter of 1997.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


   Selling, general and administrative (SG&A) expenses increased by approximately $1.4 million or 38.1% to $5.1 million for the first quarter of 1997 as compared to the same period in 1996. This increase was primarily attributable to increased payroll and related expenses in 1997 resulting from headcount increases and direct and indirect selling expenses related to the increased revenue. As a percentage of total revenue, SG&A expenses decreased 2.8% from 32.2% for the first quarter of 1996 to 29.4% for the first quarter of 1997.

   Interest income in 1997 was derived primarily from money market instruments and investments in commercial paper. Interest income increased 146.3% for the first quarter of 1997, compared to the same period in 1996. This increase reflects the higher average cash and investment balances in 1997 compared to 1996, as well as the increased investment returns received as a result of the Company's new investment strategy of investing in commercial paper and government securities.

   Interest expense in 1997 was attributable to capital lease obligations. Interest expense decreased 72.8% for the first quarter 1997 as compared to the same period in 1996. The decrease reflects an overall decrease in the outstanding balances of the capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1997, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $27,357,000, as well as its marketable securities of approximately $6,540,000. As of the end of fiscal year 1996, the Company's cash and cash equivalent balances were approximately $21,333,000 and its marketable securities were approximately $9,780,000. The increase was due primarily to the collection of deferred annual maintenance contracts, the favorable operating results, and proceeds from exercises of stock options. In addition, the Company has an agreement for a working capital line of credit with a bank for up to $2,000,000 based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of March 31, 1997.

   At March 31, 1997, the working capital of the Company increased to approximately $23,045,000 from approximately $18,710,000 as of December 31, 1996. The increase was primarily attributable to the net income of approximately $3,885,000 for the first three months of 1997.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (continued)

   Management believes, based on its current operating plan, that the Company's existing cash and cash equivalents, cash generated from operations, and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the next twelve months.


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

                          PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             DAVOX CORPORATION


Date:  May 1, 1997           By: /s/ Alphonse M. Lucchese
                                 ------------------------
                                 Alphonse M. Lucchese
                                 President, Chief
                                 Executive Officer and
                                 Chairman (Principal
                                 Executive Officer)



Date: May 1, 1997            By: /s/ John J. Connolly
                                 --------------------
                                 John J. Connolly
                                 Vice President of Finance
                                 and Chief Financial Officer
                                 (Principal Financial Officer)