Form 10-Q
period 1997-06-30
DAVOX CORP
filed 1997-08-04
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                               YES   X  NO  ___
                                    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of July 30, 1997: 11,575,589 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements:                                    Page No.
                                                                       --------

              Consolidated Balance Sheets as of
              June 30, 1997 and December 31, 1996 (Unaudited)             3

              Consolidated Statements of Income
              for the three months and six months ended
              June 30, 1997 and 1996 (Unaudited)                          4

              Consolidated Statements of Cash Flows
              for the six months ended June 30, 1997
              and 1996 (Unaudited)                                        5

              Notes to Consolidated Financial Statements                  6 - 8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9 - 11


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                           12

     Item 4.  Submission of Matters to a Vote of Security Holders         12

     Item 6.  Exhibits and Reports on Form 8-K                            12

              Signatures                                                  13


                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED  BALANCE SHEETS
                                  (Unaudited)

                                                             June 30,                December 31,
                                                               1997                      1996
                                                        ----------------            --------------
                                ASSETS
Current assets:
        Cash and cash equivalents                        $    28,373,774           $    21,333,300
        Marketable securities                                  9,504,134                 9,780,273
        Accounts receivable, net of reserves of
              approximately $533,000 and $699,000
              in 1997 and 1996, respectively                   8,556,782                 3,184,814
        Inventories                                              722,459                 1,204,058
        Prepaid expenses and other current assets                178,527                   101,802
                                                        ----------------            --------------
              Total current assets                            47,335,676                35,604,247

Property and equipment, net                                    4,362,404                 4,050,850
Other assets                                                     113,398                    74,207
                                                        ----------------            --------------
                                                         $    51,811,478           $    39,729,304
                                                        ================            ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                 $      4,660,169          $      4,811,190
        Accrued expenses                                        7,884,936                 6,174,935
        Customer deposits                                       2,956,166                 3,413,726
        Deferred revenue                                        4,469,798                 2,494,390
                                                         ----------------            --------------
              Total current liabilities                        19,971,069                16,894,241
                                                         ----------------            --------------

Commitments and Contingencies

Stockholders' equity:
        Common stock, $.10 par value  -
           Authorized - 30,000,000 shares
           Issued - 11,560,750 and 11,080,749
           shares in 1997 and 1996, respectively                1,156,075                 1,108,075
        Capital in excess of par value                         45,891,234                44,894,273
        Accumulated deficit                                  (15,182,754)              (23,143,139)
                                                         ----------------            --------------
                                                               31,864,555                22,859,209
           Less - Treasury Stock, 3,294 shares
             at cost                                              (24,146)                  (24,146)
                                                         ----------------            --------------
               Total stockholders' equity                      31,840,409                22,835,063
                                                         ----------------            --------------
                                                          $    51,811,478           $    39,729,304
                                                         ================            ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                         For the three months                  For the six months
                                                            ended June 30,                        ended June 30,
                                                   -------------------------------      -------------------------------

                                                       1997               1996                1997               1996
                                                       ----               ----                ----               ----
Product revenue                                     $12,536,562         $8,702,957        $24,328,331        $16,304,591
Service revenue                                       5,633,617          3,962,392         11,110,579          7,771,025
                                                   ------------      -------------      -------------      -------------
      Total revenue                                  18,170,179         12,665,349         35,438,910         24,075,616
                                                   ------------      -------------      -------------      -------------

Cost of product revenue                               3,083,943          2,563,644          5,890,387          4,768,079
Cost of service revenue                               3,588,227          2,574,654          7,090,705          5,048,867
                                                   ------------      -------------      -------------      -------------
      Total cost of revenue                           6,672,170          5,138,298         12,981,092          9,816,946
                                                   ------------      -------------      -------------      -------------

      Gross profit                                   11,498,009          7,527,051         22,457,818         14,258,670
                                                   ------------      -------------      -------------      -------------

Research, development and
        engineering expenses                          2,013,128          1,415,696          3,895,038          2,683,566
Selling, general and administrative
        expenses                                      5,314,580          4,054,250         10,386,606          7,727,592
                                                   -------------     -------------      -------------      -------------

        Total operating expenses                      7,327,708          5,469,946         14,281,644         10,411,158
                                                   -------------     -------------      -------------      -------------

      Income from operations                          4,170,301          2,057,105          8,176,174          3,847,512

Interest income, net                                    460,529            218,305            869,721            381,556
                                                   -------------     -------------      -------------      -------------

      Income before provision
          for income taxes                            4,630,830          2,275,410          9,045,895          4,229,068
Provision for income taxes                              555,702            227,549          1,085,510            422,908
                                                   -------------     -------------      -------------      -------------

        Net income                                  $ 4,075,128        $ 2,047,861        $ 7,960,385        $ 3,806,160
                                                   ============      =============      =============      =============

Net income per common and
    common equivalent share                               $0.32              $0.17              $0.63              $0.31
                                                   ============      =============      =============      =============

Weighted average number of common and
    common equivalent shares outstanding             12,620,612         12,290,256         12,540,657         12,151,901
                                                   ============      =============      =============      =============


 The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                         For the six months
                                                                                            ended June 30,
                                                                         ----------------------------------------------------
Cash flows from operating activities:                                           1997                              1996
                                                                         ------------------                ------------------
  Net income                                                               $   7,960,385                     $   3,806,160
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                                             1,790,353                         1,224,634
     Provision for losses on accounts receivable                                  30,000                            34,000
     Changes in current assets and liabilities -
         Accounts receivable                                                  (5,401,968)                         (467,856)
         Inventories                                                             481,599                          (603,850)
         Prepaid expenses and other current assets                               (76,725)                          (78,061)
         Accounts payable                                                       (151,021)                          703,008
         Accrued expenses                                                      1,710,001                           147,780
         Customer deposits                                                      (457,560)                        4,185,352
         Deferred revenue                                                      1,975,408                         1,625,021
                                                                         ---------------                   ---------------
         Net cash provided by operating activities                             7,860,472                        10,576,188
                                                                         ---------------                   ---------------

Cash flows from investing activities:
  Purchase of property and equipment, net                                     (2,101,907)                       (2,039,978)
  Increase in other assets                                                       (39,191)                         (118,726)
  Purchases of marketable securities                                         (10,626,204)                           -----
  Sales of marketable securities                                              10,902,343                            -----
                                                                         ---------------                   ---------------
         Net cash used in investing activities                                (1,864,959)                       (2,158,704)
                                                                         ---------------                   ---------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                        961,293                         1,199,545
  Proceeds from employee stock purchase plan                                      83,668                            39,269
                                                                         ---------------                   ---------------
Net cash provided by financing activities                                      1,044,961                         1,238,814
                                                                         ---------------                   ---------------

Net increase in cash and cash equivalents                                      7,040,474                         9,656,298

Cash and cash equivalents at beginning of period                              21,333,300                        12,935,907
                                                                         ---------------                   ---------------

Cash and cash equivalents at end of period                                 $  28,373,774                     $  22,592,205
                                                                         ===============                   ===============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                 $       1,839                     $       6,536
                                                                         ===============                   ===============

  Cash paid during the period for income taxes                             $     107,428                     $     114,306
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

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  Basis of Preparation

    The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 which was filed with the Securities and Exchange Commission on February 28, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and six month periods ended June 30, 1997 may not be indicative of the results that may be expected for the full fiscal year.

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


4.  Marketable Securities

    The Company's investment portfolio of debt securities consists of marketable securities classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities held at June 30, 1997 consist principally of commercial paper with original maturities of less than one year, and they are recorded at amortized cost on the balance sheet.

    The fair value of marketable securities at June 30, 1997 was approximately equal to amortized cost. Gross unrealized holding losses at June 30, 1997 were approximately $487.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


5.  Provision for Income Taxes

    The Company has available significant net operating loss carryforwards. However, for the three months and six months ended June 30, 1997, the Company provided for federal alternative minimum tax and for certain state income taxes in those states which do not allow for net operating loss carryforwards.


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


7.  Recently Issued Accounting Standards

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for the fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)



7.  Recently Issued Accounting Standards (continued)

    Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows:

                                     Three Months ended June 30,           Six Months ended June 30,
                                       1997               1996               1997             1996
                                       ----               ----               ----             ----
Basic EPS
    Net Income                     $ 4,075,128         $ 2,047,861       $ 7,960,385      $ 3,806,160

Weighted average common
  shares outstanding                11,459,836          10,636,644        11,343,304       10,492,606

    Basic EPS:                     $      0.36         $      0.19       $      0.70      $      0.36
                                   ===========         ===========       ===========      ===========
Diluted EPS
    Net Income                     $ 4,075,128         $ 2,047,861       $ 7,960,385      $ 3,806,160

Weighted average common
and common equivalent
shares outstanding                  12,620,612          12,290,256        12,540,657       12,151,901

    Diluted EPS:                   $      0.32         $      0.17       $      0.63      $      0.31
                                   ===========         ===========       ===========      ===========

8.  Stock Split

    On April 24, 1997, the Company's Board of Directors approved an increase in the authorized number of common shares of the Company's stock from 10,000,000 to 30,000,000 and authorized a three-for-two stock split of the Company's common stock which was effected in the form of a 50% stock dividend paid on May 28, 1997 to shareholders of record on May 13, 1997. All share and per share amounts have been retroactively restated for all periods presented to reflect the stock split. Accordingly, approximately $ 385,000 was transferred from capital in excess of par to common stock.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1997 and 1996

     Total revenue for the second quarter of 1997 increased approximately $5.5 million, or 43.5% compared to the same period in 1996, while total revenue for the first six months of 1997 increased approximately $11.4 million, or 47.2% compared to the same period in 1996.

     Product revenue increased approximately $3.8 million, or 44.0% to $12.5 million in the second quarter of 1997 as compared to the same period in 1996. Product revenue for the first six months of 1997 increased approximately $8.0 million, or 49.2% to $24.3 million as compared to the same period in 1996. These increases are caused by continued increasing demand for the Unison call center management system, especially the telemarketing, collections, and inbound/outbound call blending capabilities.

     Cost of product revenue increased approximately $.5 million, or 20.3% to $3.1 million for the second quarter of 1997, but as a percentage of product revenue decreased 4.9% as compared to the second quarter of 1996. Cost of product revenue for the first six months of 1997 increased $1.1 million, or 23.5% to $5.9 million, but as a percentage of product revenue decreased 5.0% as compared to the same period in 1996. The decreases as a percentage of product revenue are mainly attributable to the increased volume of product shipments relative to fixed costs, and a higher margin product mix.

     Service revenue increased approximately $1.7 million, or 42.2% to $5.6 million for the second quarter of 1997 as compared to the second quarter of 1996. Service revenue for the first six months of 1997 increased $3.3 million, or 43.0% to $11.1 million as compared to the same period in 1996. These increases are due to an increase in maintenance revenue related to the growth in the number of the Company's customers, increased installation revenue related to the increased volume of product sales, and professional services revenue in the first quarter of 1997 generated in Europe.

     Cost of service revenue increased approximately $1.0 million, or 39.4% to $3.6 million for the second quarter of 1997. Cost of service revenue for the first six months of 1997 increased approximately $2.0 million, or 40.4% to $7.1 million. These increases are attributable to higher payroll and related expenses in 1997 resulting from headcount increases, increased third party maintenance and installation charges in 1997, and accelerated depreciation on certain service assets. As a percentage of service revenue, cost of service revenue decreased by 1.3% and 1.2% for the second quarter and first six months respectively, as compared to the same periods in 1996. These decreases are primarily attributable to the higher service revenue relative to fixed costs.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Research, development and engineering expenses increased approximately $.6 million, or 42.2% to $2.0 million for the second quarter of 1997 as compared to the second quarter of 1996. Research, development and engineering expenses increased approximately $1.2 million, or 45.1% to $3.9 million for the first six months of 1997 as compared to the same period in 1996. These increases are primarily attributable to higher payroll and related expenses in 1997 resulting from headcount increases and higher outside consulting fees in 1997. As a percentage of total revenue, research, development and engineering expenses decreased from 11.2% for the second quarter of 1996 to 11.1% for the second quarter of 1997 and from 11.1% for the first six months of 1996 to 11.0% for the first six months of 1997.

     Selling, general and administrative (SG&A) expenses increased by approximately $1.3 million or 31.1% to $5.3 million for the second quarter of 1997 as compared to the second quarter of 1996. SG&A expenses for the first six months of 1997 increased approximately $2.7 million, or 34.4% to $10.4 million as compared to the same period in 1996. These increases are primarily attributable to increased payroll and related expenses in 1997 resulting from headcount increases and indirect and direct selling expenses related to the increased revenue. As a percentage of total revenue, SG&A expenses decreased from 32.0% for the second quarter of 1996 to 29.2% for the second quarter of 1997 and from 32.1% for the first six months of 1996 to 29.3% for the first six months of 1997. These decreases are due primarily to the increase in revenue.

     Interest income in 1997 was derived primarily from money market instruments and investments in commercial paper and government securities. Interest income increased 108.2% and 124.6% for the second quarter and first six months of 1997 respectively, compared to the same periods in 1996. This increase reflects the higher average cash and cash equivalents and marketable securities balances in 1997 compared to 1996, as well as the higher investment returns received as a result of the Company's new investment strategy of investing in commercial paper and government securities.

     The Company provided for income taxes at its anticipated effective annual rate, which is 12%. This rate differs from the federal statutory rate due to utilization of net operating loss carryforwards and tax credits.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $28.4 million, its marketable securities of approximately $9.5 million, and its accounts receivable of approximately $8.6 million. As of the end of fiscal year 1996, the Company's cash and cash equivalent balances were approximately $21.3 million, its marketable securities were approximately $9.8 million, and its

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



LIQUIDITY AND CAPITAL RESOURCES (continued)

accounts receivable were approximately $3.2 million. The overall increase in cash and cash equivalents and marketable securities was due primarily to the favorable operating results, collection of deferred annual maintenance contracts, and proceeds from exercises of stock options. The increase in accounts receivable over year end was primarily due to a large number of product sales in the fourth quarter of 1996 being paid in full at the time of revenue recognition. In addition, the Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of June 30, 1997.

     At June 30, 1997, the working capital of the Company increased to approximately $27.4 million from approximately $18.7 million as of December 31, 1996. The increase was primarily attributable to the net income of approximately $8.0 million for the first six months of 1997.

     Management believes, based on its current operating plan, that the Company's existing cash and cash equivalents, marketable securities, cash generated from operations, and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the next twelve months.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of security-holders of the Company was held on April 24, The number of directors was fixed at four and the following persons were elected as directors:


                                         Total Votes           Total Votes
         Nominee                         for Nominee      Withheld for Nominee
         -------                         -----------      --------------------
         Alphonse M. Lucchese            6,547,051               210,203
         Michael D. Kaufman              6,547,051               210,203
         Walter J. Levison               6,547,051               210,203
         R. Scott Asen                   6,547,051               210,203


         An amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.10 par value, from 10,000,000 to 30,000,000 shares, was adopted and approved, with 5,228,360 shares voting in favor, 1,450,666 shares voting against and 6,956 shares abstaining.

         The Company's 1996 Stock Plan was adopted and approved, with 5,211,474 shares voting in favor, 413,801 shares voting against and 87,504 shares abstaining.

         The selection of the firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 1997 was ratified, with 6,738,968 shares voting in favor, 14,440 shares voting against and 3,846 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits

         Exhibit
         Number              Description of Exhibit
         ------              ----------------------
           27                Article 5 - Summary Financial Data Schedule


         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DAVOX CORPORATION


Date:  August 1, 1997                    By: /s/ Alphonse M. Lucchese
                                             ------------------------
                                             Alphonse M. Lucchese
                                             President, Chief
                                             Executive Officer and
                                             Chairman (Principal
                                             Executive Officer)



Date:  August 1, 1997                    By: /s/ John J. Connolly
                                             --------------------
                                             John J. Connolly
                                             Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer)