Form 10-Q
period 1997-09-30
DAVOX CORP
filed 1997-11-04
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                    6 Technology Park Drive
                    Westford, Massachusetts                  01886
            (Address of principal executive offices)      (Zip Code)

                  Telephone:  (978) 952-0200
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

                              YES   X    NO  ___
                                   --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of October 29, 1997: 11,773,313 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION


    Item 1.  Financial Statements:                                               Page No.
                                                                                --------
             Consolidated Balance Sheets as of
             September 30, 1997 (Unaudited) and December 31, 1996                     3

             Consolidated Statements of Income
             for the three months and nine months ended
             September 30, 1997 and 1996 (Unaudited)                                  4

             Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1997
             and 1996 (Unaudited)                                                     5

             Notes to Consolidated Financial Statements                               6 - 8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                      9 - 11


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                        12

    Item 6.  Exhibits and Reports on Form 8-K                                         12

             Signatures                                                               13


                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                       DAVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,
                                                                         1997                      December 31,
                                                                      (Unaudited)                      1996
                                                                  --------------------          --------------------
                                              ASSETS
Current assets:
         Cash and cash equivalents                                    $    27,386,208               $    21,333,300
         Marketable securities                                             15,598,546                     9,780,273
         Accounts receivable, net of reserves of
               approximately $685,000 and $699,000
               in 1997 and 1996, respectively                               8,976,026                     3,184,814
         Inventories                                                          470,118                     1,204,058
         Prepaid expenses and other current assets                            148,531                       101,802
                                                                  --------------------          --------------------

               Total current assets                                        52,579,429                    35,604,247

Property and equipment, net                                                 4,866,876                     4,050,850
Other assets                                                                   65,725                        74,207
                                                                  --------------------          --------------------

                                                                      $    57,512,030               $    39,729,304
                                                                  ====================          ====================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                            $      4,849,249              $      4,811,190
         Accrued expenses                                                   8,515,358                     6,174,935
         Customer deposits                                                  2,772,890                     3,413,726
         Deferred revenue                                                   4,329,357                     2,494,390
                                                                  --------------------          --------------------

               Total current liabilities                                   20,466,854                    16,894,241
                                                                  --------------------          --------------------

Commitments and Contingencies

Stockholders' equity:
         Common stock, $.10 par value  -
            Authorized - 30,000,000 shares
            Issued - 11,633,067 and 11,080,749
            shares in 1997 and 1996, respectively                           1,163,307                     1,108,075
         Capital in excess of par value                                    46,135,891                    44,894,273
         Accumulated deficit                                              (10,229,876)                  (23,143,139)
                                                                  --------------------          --------------------

                                                                           37,069,322                    22,859,209
            Less - Treasury Stock, 3,294 shares at cost                       (24,146)                      (24,146)
                                                                  --------------------          --------------------

                Total stockholders' equity                                 37,045,176                    22,835,063
                                                                  --------------------          --------------------

                                                                      $    57,512,030               $    39,729,304
                                                                  ====================          ====================


The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     For the three months                      For the nine months
                                                     ended September 30,                       ended September 30,
                                            ---------------------------------------   ---------------------------------------

                                                   1997                 1996                 1997                 1996
                                                   ----                 ----                 ----                 ----

Product revenue                                    $13,711,932          $9,864,379           $38,040,263         $26,168,970
Service revenue                                      6,093,761           4,214,845            17,204,340          11,985,870
                                            -------------------   -----------------   -------------------   -----------------
      Total revenue                                 19,805,693          14,079,224            55,244,603          38,154,840
                                            -------------------   -----------------   -------------------   -----------------

Cost of product revenue                              2,939,391           2,894,865             8,829,778           7,662,944
Cost of service revenue                              3,704,047           2,733,710            10,794,752           7,782,577
                                            -------------------   -----------------   -------------------   -----------------
      Total cost of revenue                          6,643,438           5,628,575            19,624,530          15,445,521
                                            -------------------   -----------------   -------------------   -----------------

      Gross profit                                  13,162,255           8,450,649            35,620,073          22,709,319
                                            -------------------   -----------------   -------------------   -----------------

Research, development and
        engineering expenses                         2,242,101           1,549,027             6,137,139           4,232,593
Selling, general and administrative
        expenses                                     5,774,327           4,511,770            16,160,933          12,239,362
                                            -------------------   -----------------   -------------------   -----------------

       Total operating expenses                      8,016,428           6,060,797            22,298,072          16,471,955
                                            -------------------   -----------------   -------------------   -----------------

      Income from operations                         5,145,827           2,389,852            13,322,001           6,237,364

Interest income, net                                   482,445             362,870             1,352,166             744,426
                                            -------------------   -----------------   -------------------   -----------------

      Income before provision
          for income taxes                           5,628,272           2,752,722            14,674,167           6,981,790
Provision for income taxes                             675,393             275,672             1,760,903             698,580
                                            -------------------   -----------------   -------------------   -----------------

       Net income                                $   4,952,879       $   2,477,050        $   12,913,264       $   6,283,210
                                            ===================   =================   ===================   =================


Net income per common and
    common equivalent share                              $0.39               $0.20                 $1.02               $0.51
                                            ===================   =================   ===================   =================

Weighted average number of common and
    common equivalent shares outstanding            12,784,279          12,374,201            12,601,076          12,226,989
                                            ===================   =================   ===================   =================

The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the nine months
                                                                  ended September 30,
                                                      --------------------------------------------
Cash flows from operating activities:                         1997                  1996
                                                           ------------          ------------
  Net income                                               $ 12,913,264          $  6,283,210
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                            2,564,169             1,860,198
     Provision for losses on accounts receivable                 45,000                46,000
     Changes in current assets and liabilities -
         Accounts receivable                                 (5,836,212)              844,903
         Inventories                                            733,940              (451,244)
         Prepaid expenses and other current assets              (46,729)              (25,499)
         Accounts payable                                        38,059             1,026,911
         Accrued expenses                                     2,340,423             1,014,155
         Customer deposits                                     (640,836)            4,137,805
         Deferred revenue                                     1,834,967             1,446,705
                                                           ------------          ------------

         Net cash provided by operating activities           13,946,045            16,183,144
                                                           ------------          ------------

Cash flows from investing activities:
  Purchases of property and equipment, net                   (3,380,195)           (3,166,060)
  Decrease (increase) in other assets                             8,482                (6,775)
  Purchases of marketable securities                        (21,404,853)           (3,297,403)
  Sales of marketable securities                             15,586,580                  --
                                                           ------------          ------------

         Net cash used in investing activities               (9,189,986)           (6,470,238)
                                                           ------------          ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                     1,052,009             1,591,601
  Proceeds from employee stock purchase plan                    244,840                90,919
                                                           ------------          ------------

Net cash provided by financing activities                     1,296,849             1,682,520
                                                           ------------          ------------

Net increase in cash and cash equivalents                     6,052,908            11,395,426

Cash and cash equivalents at beginning of period             21,333,300            12,935,907
                                                           ------------          ------------

Cash and cash equivalents at end of period                 $ 27,386,208          $ 24,331,333
                                                           ============          ============


Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                 $      1,517          $      8,203
                                                           ============          ============


  Cash paid during the period for income taxes             $    181,307          $    151,891
                                                           ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 which was filed with the Securities and Exchange Commission on February 28, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and nine month periods ended September 30, 1997 may not be indicative of the results that may be expected for the full fiscal year.

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


4.   Marketable Securities

     The Company's investment portfolio of debt securities consists of marketable securities classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities held at September 30, 1997 consist principally of commercial paper and government securities with original maturities of less than one year, and they are recorded at amortized cost on the balance sheet.

     The fair value of marketable securities at September 30, 1997 was approximately equal to amortized cost. Gross unrealized holding losses at September 30, 1997 were approximately $2,680.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


5.   Provision for Income Taxes

     The Company provides for income taxes in interim periods based on its estimated effective tax rate for the entire fiscal year. The Company is providing for income tax in 1997 based on an estimated effective tax rate of 12%. Such rate is less than the combined federal statutory and state tax rates due primarily to the utilization of net operating loss carryforwards and recognition of previously unrecognized deferred tax assets. The Company provided for certain state income taxes in those states which do not allow for net operating loss carryforwards.


6.   Net Income Per Common and Common Equivalent Share

     Net income per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period. Fully diluted earnings per share have not been presented as their amounts do not differ significantly from primary earnings per share.


7.   Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




7.   Recently Issued Accounting Standards (continued)

     Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows:

                                                 Three months ended                  Nine months ended
                                                    September 30,                       September 30,
                                                  1997         1996                  1997          1996
                                              ----------    ----------            ----------    ----------
Basic EPS
   Net Income                                $ 4,952,879   $ 2,477,050            $12,913,264   $ 6,283,210
                                              ----------    ----------            -----------    ----------

Weighted average common
   shares outstanding                         11,598,109    10,898,285             11,429,504    10,628,822
                                             -----------   -----------            -----------   -----------

    Basic EPS:                               $      0.43   $      0.23            $      1.13   $      0.59
                                             ===========   ===========            ===========   ===========

Diluted EPS
   Net Income                                $ 4,952,879   $ 2,477,050            $12,913,264   $ 6,283,210
                                             -----------   -----------            -----------   -----------

   Weighted average common and
   potential common equivalent
   shares outstanding                         12,784,279    12,374,201             12,601,076    12,226,989
                                             -----------   -----------            -----------   -----------

   Diluted EPS:                              $      0.39   $      0.20            $      1.02   $      0.51
                                             ===========   ===========            ===========   ===========


     8.   Stock Split

     On April 24, 1997, the Company's Board of Directors approved an increase in the authorized number of common shares of the Company's stock from 10,000,000 to 30,000,000 and authorized a three-for-two stock split of the Company's common stock which was effected in the form of a 50% stock dividend paid on May 28, 1997 to shareholders of record on May 13, 1997. All share and per share amounts have been retroactively restated for all periods presented to reflect the stock split. Accordingly, approximately $ 385,000 was transferred from capital in excess of par value to common stock.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESUlTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1997 and 1996

     Total revenue for the third quarter of 1997 increased approximately $5.7 million, or 40.7% compared to the same period in 1996, while total revenue for the first nine months of 1997 increased approximately $17.1 million, or 44.8% compared to the same period in 1996.

     Product revenue increased approximately $3.8 million, or 39.0% to $13.7 million in the third quarter of 1997 as compared to the third quarter of 1996. Product revenue for the first nine months of 1997 increased approximately $11.9 million, or 45.4% to $38.0 million as compared to the same period in 1996. These increases are caused by continued increasing demand for the Unison call center management system, especially the telemarketing, collections, and inbound/outbound call blending capabilities.

     Cost of product revenue increased 1.5% to $2.9 million for the third quarter of 1997, but as a percentage of product revenue decreased 7.9% as compared to the third quarter of 1996. Cost of product revenue for the first nine months of 1997 increased $1.2 million, or 15.2% to $8.8 million, but as a percentage of product revenue decreased 6.1% as compared to the same period in 1996. The decreases as a percentage of product revenue are mainly attributable to the increased volume of product shipments relative to fixed costs, and a higher margin product mix.

     Service revenue increased approximately $1.9 million, or 44.6% to $6.1 million for the third quarter of 1997 as compared to the third quarter of 1996. Service revenue for the first nine months of 1997 increased $5.2 million, or 43.5% to $17.2 million as compared to the same period in 1996. These increases are due to an increase in maintenance revenue related to the growth in the number of the Company's customers, increased installation revenue related to the increased volume of product sales, and professional services revenue.

     Cost of service revenue increased approximately $1.0 million, or 35.5% to $3.7 million for the third quarter of 1997. Cost of service revenue for the first nine months of 1997 increased approximately $3.0 million, or 38.7% to $10.8 million. These increases are attributable to higher payroll and related expenses in 1997 resulting from headcount increases, increased third party maintenance and installation charges in 1997, and accelerated depreciation on certain service assets. As a percentage of service revenue, cost of service revenue decreased by 4.1% and 2.2% for the third quarter and first nine months respectively, as compared to the same periods in 1996. These decreases are primarily attributable to the higher service revenue relative to fixed costs.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANAlYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Research, development and engineering expenses increased approximately
$.7 million, or 44.7% to $2.2 million for the third quarter of 1997 as compared to the third quarter of 1996. Research, development and engineering expenses increased approximately $1.9 million, or 45.0% to $6.1 million for the first nine months of 1997 as compared to the same period in 1996. These increases are primarily attributable to higher payroll and related expenses in 1997 resulting from headcount increases and higher outside consulting fees in 1997. As a percentage of total revenue, research, development and engineering expenses increased from 11.0% for the third quarter of 1996 to 11.3% for the third quarter of 1997.

     Selling, general and administrative (SG&A) expenses increased approximately $1.3 million or 28.0% to $5.8 million for the third quarter of 1997 as compared to the third quarter of 1996. SG&A expenses for the first nine months of 1997 increased approximately $3.9 million, or 32.0% to $16.2 million as compared to the same period in 1996. These increases are primarily attributable to increased payroll and related expenses in 1997 resulting from headcount increases and indirect and direct selling expenses related to the increased revenue. As a percentage of total revenue, SG&A expenses decreased from 32.0% for the third quarter of 1996 to 29.2% for the third quarter of 1997 and from 32.1% for the first nine months of 1996 to 29.3% for the first nine months of 1997. These decreases are due primarily to the increases in revenue.

     Interest income in 1997 was derived primarily from money market instruments and investments in commercial paper and government securities. Interest income increased 32.3% and 79.9% for the third quarter and first nine months of 1997 respectively, compared to the same periods in 1996. These increases reflect the higher average cash and cash equivalents and marketable securities balances in 1997 compared to 1996, as well as the higher investment returns received as a result of the Company's new investment strategy of investing in commercial paper and government securities.

     The Company provided for income taxes at its anticipated effective annual rate, which is 12%. This rate differs from the federal statutory rate due to utilization of net operating loss carryforwards and recognition of deferred tax assets and tax credits.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $27.4 million, its marketable securities of approximately $15.6 million, and its accounts receivable of approximately $9.0 million. As of the end of fiscal year 1996, the Company's cash and cash equivalent balances were approximately $21.3 million, its marketable securities were approximately $9.8 million, and its

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



LIQUIDITY AND CAPITAL RESOURCES (continued)

accounts receivable were approximately $3.2 million. The overall increase in cash and cash equivalents and marketable securities was due primarily to the favorable operating results, collection of deferred annual maintenance contracts, and proceeds from exercises of stock options. The increase in accounts receivable over year end was primarily due to an unusually large number of product sales in the fourth quarter of 1996 being paid in full before year end. In addition, the Company has an agreement for a working capital line of credit with a bank for maximum borrowings up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of September 30, 1997.

     At September 30, 1997, the working capital of the Company increased to approximately $32.1 million from approximately $18.7 million as of December 31, 1996. The increase was primarily attributable to increases in cash and cash equivalents, marketable securities, and accounts receivable due to the favorable operating results for the first nine months of 1997.

     Management believes, based on its current operating plan, that the Company's existing cash and cash equivalents, marketable securities, cash generated from operations, and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the next twelve months.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities exchange Commission (including this Form 10-Q), may, in addition to historical information, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. The company's future actual results could differ materially from the forward-looking statements discussed or implied herein because of risks or uncertainties including, but not limited to, risks associated with competition and competitive pricing pressures, technological change, new product introduction and market acceptance, the ability of Davox to attract and retain key personnel, general economic conditions in the United States or worldwide markets served by Davox, and those other factors discussed from time to time in Davox's public reports filed with the Securities and Exchange Commission, such as those discussed under "Factors Which May Affect Future Operating Results" in Davox's report on Form 10-K.

                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1996.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits

         Exhibit
         Number         Description of Exhibit
         -------        -----------------------
           27           Article 5 - Summary Financial Data Schedule


         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DAVOX CORPORATION


Date:  October 31, 1997                 By: /s/ Alphonse M. Lucchese
                                            ------------------------
                                            Alphonse M. Lucchese
                                            President, Chief
                                            Executive Officer and
                                            Chairman (Principal
                                            Executive Officer)



Date:  October 31, 1997                 By: /s/ John J. Connolly
                                            --------------------
                                            John J. Connolly
                                            Vice President of Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)