Form 10-K405
period 1997-12-31
DAVOX CORP
filed 1998-03-06
CIK 811640

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                  For the fiscal year ended December 31, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to __________

                        Commission file number 0-15578

                               DAVOX CORPORATION

            (Exact name of registrant as specified in its charter)

         Delaware                                           02-0364368
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

         6 Technology Park Drive
         Westford, Massachusetts                            01886
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (978) 952-0200

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

                  Yes    X           No _____
                      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value, as of February 27, 1998 of Common Stock held by non-affiliates of the registrant: $352,073,568 based on the last reported sale price on the National Market System as reported by Nasdaq on that date.

Number of shares of Common Stock outstanding at February 27, 1998:  11,902,378

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such Proxy Statement are incorporated by reference in Part III.

                                    PART I

ITEM 1 - BUSINESS
-----------------

GENERAL

     Davox Corporation ("Davox" or the "Company") is principally a software and systems integration company that develops, markets, implements, supports and services management systems for call center operations. These call center operations are responsible for business applications including credit/collections, customer service, telephone sales and fund raising. Davox systems assist calling operations, integrate existing voice and data systems, manage outbound and inbound calling applications and focus on improving the quality of each customer contact, as well as the quantity of calls handled. This increased productivity and efficiency, documented by Davox users, has resulted in lower labor costs, increased revenue and/or increased transaction capacity for the user organization, and improved service levels. Davox systems include intelligent outbound calling, inbound call handling, inbound/outbound call blending and call center network management.

     Davox, through its direct sales force and through its distribution channel, has provided unified call center solutions to banks, consumer finance organizations, retailers, entertainment companies, telemarketing organizations, telecommunications companies and utilities. Among the Company's current customers are: British Telecom, Chemical Bank, General Electric Capital Corporation (GECC), Household Finance, NationsBank, May Companies, AT&T, NYNEX, Precision Response Corporation, Superstar Satellite Entertainment, Gottschalks Department Stores, USAA Federal Savings Bank, TeleTech Holding, Unitel Corporation, and WGBH television.

     Statements in this Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results."

     The Company was incorporated in Massachusetts in 1981 and reorganized in Delaware in 1982. The Company's principal offices are located at 6 Technology Park Drive, Westford, Massachusetts 01886 and its telephone number is (978) 952-0200.

OVERVIEW

     Today's businesses realize that their most important asset and source for additional business is their customer; therefore, within most corporations, several departments are in almost constant contact with buyers or users of their goods or services. These departments, or call centers, place and/or receive phone calls, email and faxes supplying information to or receiving information from the customer, or processing account information from a database. The mission of call center management is to increase the productivity of telephone agents, improve the efficiency of the calling operation and enhance the quality of customer service.

     To achieve the mission of the call center, businesses have invested in different types of technology to accommodate different types of customer contact, such as incoming and outgoing calls. However, these discrete proprietary systems result in an environment characterized as "islands of technology" which limit the productivity and efficiency of the call center and may degrade customer service. The majority of today's businesses are under economic and competitive pressure to protect their investment in technology and require a method for integrating existing disparate technologies. By integrating these technologies, a business can share its resources and provide its customers a higher quality of service.

     Davox recognized the growing demand for systems that would unify these disparate resources and calling applications. To deliver the level of integration necessary to unite a business' customer contact applications, Davox introduced in late 1993 the Unison(R) call center management system which represented a new generation technology for the outbound call center market.

UNISON(R) FAMILY OF CALL CENTER MANAGEMENT SOLUTIONS

     Unison(R) technology today is incorporated into systems specifically designed for call centers with outbound, inbound and inbound/outbound call blended requirements. This Unison(R) family of call center management systems combines open system, client/server, and relational database technology with sophisticated applications.

     The Company currently markets three distinct Unison products:
     .  Unison(R) call center management system for credit/collections
     .  Unison(R) call center management system for telemarketing
     .  IN/UNISON(TM) call center management system for inbound call centers

     Davox also offers optional SCALE(TM) software functionality that incorporates computer telephony integration to blend inbound and outbound calls, allowing a single agent to efficiently handle both types of calls.

UNISON(R) APPLICATIONS SOFTWARE

     . UNISON STRATEGIST(TM) Applications Software lets supervisors specify and modify comprehensive calling strategies.

     . UNISON TACTICIAN(TM) Applications Software makes it easy for supervisors to monitor agent productivity during individual campaigns and shift resources quickly when needed.

     . UNISON PRECISION DIAL(TM) Applications Software streamlines call center operations by allowing the supervisor to control the parameters that affect the actual call placement, freeing agents to focus on engaging in productive conversations with customers.


THE UNISON(R) OPEN SYSTEMS ENVIRONMENT

     A single Unison(R)-based agent workstation can handle voice/data tasks associated with calls -- incoming or outgoing, regardless of point of origin. The system tracks all calls in real-time, allowing managers to identify quickly both positive and negative trends as they develop. As a result, adjustments can be made instantly to correct unfavorable trends and exploit positive ones.

     One characteristic of the Unison(R) system is its Rules-Based(TM) management software which allows a call center manager to design, adjust, refine and implement calling strategies in real-time. With this Rules-Based(TM) management capability, the Unison(R) system's user can target outbound calling campaigns based on user-defined criteria such as location, income level, or outstanding balance.

     This capability also allows call centers to match specific customers with telephone agents who have the necessary skills to handle these customer accounts. For example, foreign language speaking agents can be automatically assigned to handle calls to or from households where only that language is spoken; or agents skilled in handling a specific product can be assigned to those accounts.

     Using the Unison(R) system's Rules-Based management capability, a call center manager can set the calling "rules" for each campaign, such as:

     .  The order in which phone numbers will be called
     .  Acceptable talk time
     .  The time of day clients will be called
     .  Acceptable after call work time
     .  Which accounts will be called

   The Unison(R) system monitors each campaign in real-time, notifying the call center's supervisors immediately if performance deviates from the prescribed norm, enabling the supervisor to take immediate corrective action. The Rules-Based(TM) management capability provides Unison(R) system users with real-time information to adapt their system "on the fly" to changing priorities within the call center. Unison users have reported that this Rules-Based(TM) management capability also helps them to maintain compliance with FTC/FCC regulations.

KEY FUNCTIONALITY FOR MANAGING THE CALL CENTER

     The SMART MANAGEMENT CENTER(R) (SMC(R)) console is the central management engine which implements the Unison(R) system's Rules-Based(TM) management strategies and a broad range of software-driven features that allow the intelligent, strategic integration of call center resources. The SMC(R) (a UNIX(TM) RISC-based management system built on the Sun Microsystems, Inc. Ultra(TM) architecture) manages, monitors, processes, reports, communicates, integrates and controls a broad range of telephony and data-oriented call center tasks -- all in real-time and using a friendly, point-and-click graphical user interface. The SMC(R) utilizes limited run time Sybase Incorporated relational database management software which supports the Rules-Based(TM) management capability and is integral to call center improvements in the areas of quality contact, productivity, effectiveness and resource management.

     The Company's ONESTATION(TM) software product provides universal agent audio connectivity to an existing PBX/ACD. In conjunction with installed data resources, ONEStation(TM) functionality allows agents to access available voice and data resources from any single existing workstation located anywhere in the company's data network.

     The Company's SMART ACCESS(TM) software product provides a flexible management network allowing users to:
     .  Access, monitor and control multiple calling sites in real-time
     . Distribute information and outbound call campaigns to any center on the network

CALL MANAGEMENT FEATURES AUTOMATE, STREAMLINE OUTBOUND OPERATIONS

     The Unison(R) system's sophisticated dial and pacing technology, campaign flow, dynamic campaign generation and filter capabilities streamline outbound call operations by automating a number of time-consuming processes. Supervisors control the parameters that affect the actual call placement, freeing agents to focus on engaging in productive conversations with customers. Layered upon this powerful dialing engine is Davox's broad array of real-time campaign management/measurement capabilities.

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

     The Company's SMART ACD(TM) software product provides non-CTI inbound/outbound notification. Smart ACD(TM) software:

     .  Interfaces with a call center's existing ACD and PBX
     . Monitors all designated ACD queues and displays inbound traffic information in real-time
     . Automatically and intelligently instructs agents to handle ACD queues and outbound calling lists as necessary to maximize productivity while maintaining the proper service levels

WEB-BASED BROWSER TECHNOLOGY TO BUILD AND DEPLOY APPLICATIONS

     Perhaps the most exciting new product to emerge from the Company's labs in 1997 was the LYRICall(TM) application and script design software scheduled for general availability in the first quarter of 1998. The Company believes this is the first product of its kind to bring browser-based technology to the call center agent's desktop.

     LYRICall(TM) software incorporates Web-based browser technology that gives call center management the ability to easily build and then deploy robust, platform-independent agent applications. LYRICall(TM) software can be used in dedicated inbound, outbound, or blended call center environments.

     LYRICall(TM) software utilizes open Internet standards such as HTML, browser technology and Java computing. By incorporating these standards, LYRICall(TM) software distinguishes itself as a platform-independent product that enables users to create an application once and then run it on most devices and operating systems. LYRICall(TM) software can run on any device capable of running a Netscape browser and Java script, including PCs, UNIX workstations and network computers.

     LYRICall(TM) software gives non-programmers the ability to build applications. Those designing these applications are guided through application creation using templates, wizards and intuitive point-and-click operations. This highly intuitive browser interface guides agents through each call, allowing them to work more productively and effectively.

     LYRICall(TM) software offers telemarketing, collections, support and other customer service oriented call centers a practical tool for meeting a wide range of business requirements.

REPORTING SOLUTIONS FOR CALL CENTER PRODUCTIVITY

     Davox has always understood that running an effective call center requires more than simply developing calling strategies and automating operations. At the heart of a call center's success is its ability to obtain and analyze data in a timely fashion. In 1997, Davox announced two new product options designed to significantly broaden the Company's Unison(R) system's reporting capabilities.

     COMPOSE IT(TM) software, which is scheduled for general availability in the first quarter of 1998, provides a number of pre-designed, standard call center reports for routine reporting needs. It also features a user-friendly graphical interface that allows custom report generation with point-and-click navigation. Users can create, edit, save, print and export reports - without learning SQL (Structured Query Language) commands or turning to the IS department.

     SELECTVIEW(TM) software is an open database connectivity (ODBC) product that allows users to create custom reports (based on Unison(R) system activity) from a PC running either Microsoft(R) Windows 95(R), Windows 3.1, or Windows NT(R). As an ODBC standards-based tool, the SelectView(TM) application offers an easy way to combine Unison(R) system data with information from a wide variety of databases on PC, mini, and mainframe platforms.

RELIABILITY AT THE HEART OF THE SYSTEM

     In 1997, Davox took steps to identify technology that would provide an enhanced level of system reliability. In the fourth quarter, the Company selected for inclusion into its Unison(R) systems a technology that spreads data across multiple disks and provides a mechanism for reconstruction of data in the event of damage to any single disk. Known as RAID (Redundant Array of Inexpensive Disks), this technology is scheduled for availability in the first quarter of 1998 as an option to Unison(R) systems. This technology is designed to reconstruct data and ensure the integrity of a customer's file while at the same time providing high availability of the Unison(R) system.

UNISON SYSTEM PRICING

   The Unison(R) system price begins at approximately $90,000. Specific and variable customer requirements, such as the number of agent positions, extent of inbound integration and multi-site connectivity determine actual Unison(R) system prices.

MARKETS AND APPLICATIONS

      Davox markets its unified call center solutions to corporations that rely heavily on the telephone to conduct business with their customers. These corporations have typically made large investments in building inbound and/or outbound calling operations. The function of these operations is to place and receive customer calls. In many cases, these calling operations are responsible for specific business applications such as collections, customer service, fund-raising or telephone sales.

      The Company believes that Unison(R) systems can significantly increase productivity in many applications where repetitive tasks can be automated. Additionally, Davox believes that its products are well suited to meet evolving CTI standards due to their multi-protocol capabilities, integrated voice functions and flexible software design.

SIGNIFICANT CUSTOMERS

   In 1997, the Company's largest single customer was Datapoint (a distributor of Davox products to British Telecom), accounting for 11% of total revenue. In 1996, GE Capital Corporation was the largest single customer, accounting for 4% of total revenue, and in 1995 AT&T was the Company's largest single customer, accounting for 12% of the Company's total revenue. Total revenue from the Company's top three customers amounted to 20% of total revenue in 1997, 12% of total revenue in 1996 and 20% of total revenue in 1995. The Company believes that its dependence on any one end user customer is not likely to increase significantly as the Company continues to penetrate the broader call center market and expand its alternate distribution channels.

MARKETING AND SALES

     Davox takes a solutions-oriented approach to marketing its Unison(R) systems. The integration and management capabilities of the systems are presented as tools to help customers meet their business goals and objectives for customer service. This approach has two major benefits:

     . First, as Davox's relationship with a customer grows, the Company is able to increase sales by developing additional call center capabilities for the customer.

     . Second, Davox can identify additional applications in other areas of the customer's business.

     Additionally, by focusing on common applications and identifying industries with similar organizational or functional structures, Davox can address new markets with relatively small incremental development costs and a short training period for its sales force.

     The Company's sales force follows a disciplined selling program that focuses on selling business solutions, rather than stressing the features of individual products. Having identified departments in which Unison(R) systems may provide significant productivity increases, Davox sales representatives and technical consultants (system/application specialists) work with the customer to analyze the business and production objectives for the calling operation. This consultative "team" approach is best suited to establish a long-term relationship with the customer.

     The Company continues to expand market penetration through its Business Partners Program. The Company licenses its products through a third-party distribution channel through referral, joint marketing, distributor and reseller relationships. Examples of third-party partners include telecommunication system manufacturers, software vendors and systems integrators. The Company plans to continue to expand its Business Partners Program, with particular emphasis on customer contact software vendors and telecommunication system providers.

NORTH AMERICAN OPERATIONS -- In North America, the Company markets its products primarily through a direct sales force with contributions from the Business Partners Program. Direct sales personnel are supported by a team of marketing professionals based at the Company's headquarters.

     . In 1997, Davox signed distribution agreements with Lucent Technologies Inc. and Siemens Business Communication Systems to resell the Unison(R) system as the preferred call center management system each will offer their customers in the United States and Canada.

INTERNATIONAL OPERATIONS -- Davox manages international activities for several global regions. The Company's products are offered in Europe, Latin America, South Africa, and the Pacific Rim primarily through a series of mostly nonexclusive distribution agreements.

     . In 1997, Davox significantly expanded the human and technical resources located at its European subsidiary headquarters in the United Kingdom that provides direct marketing, technical support, and service to its United Kingdom and European customers.

     . Also in 1997, Davox established a subsidiary in Mexico to bring direct marketing and technical support to the Company's customers in that country.

     In connection with sales outside the United States, Davox products are subject to regulation by foreign governments, which requires the Company to follow certification procedures for some countries. Failure to obtain necessary local country approvals or certifications will restrict Davox's ability to sell into some countries. International product revenue was $13.9 million, $7.6 million and $4.5 million or 18%, 14% and 12% of total revenue in 1997, 1996, and 1995, respectively.

CUSTOMER SUPPORT AND SERVICE

     Davox provides maintenance and systems integration services that include not only call center system installation and training, but also:

     .  Call center network planning, design and implementation services

     . Professional services that include call center consulting, custom application design, and development services

Davox customer support is comprised of:

     . Support teams responsible for ongoing account management and customer satisfaction of the installed base

     . On-site hardware support and either on-site or remote software support as required

     . A Worldwide Support Center located in the corporate offices in Westford, Massachusetts, that provides centralized access to hardware and software support as required on a worldwide basis to end-users and distributors

     .  Software services that enhance or modify current systems

     . Professional services that deliver consulting and customized project services as required

     . Training for customers' and distributors' personnel, delivered both in Davox's Acton, Massachusetts, training facility and at customer sites

WORLD CLASS TRAINING CENTER -- Responding to increased demand for educational services, Davox in 1997 opened a state-of-the-art training facility in Acton, only minutes from the Company's Westford corporate headquarters. The opening of the new facility caps a year that saw significant investments in sophisticated technology and people aimed at expanding the instructional services Davox offers its customers.

PROFESSIONAL SERVICES ADDS TO ITS OFFERINGS -- As call center technologies continue to evolve, many customers are finding that they lack the internal resources needed to implement these technologies effectively. In early 1997, Davox introduced a new Professional Services program staffed by specialists with the integration, networking, hardware and software skills required to support the Company's customers' in-house resources. During the year, the Company expanded those offerings and resources to include consulting in system implementation, script and graphical interface development, call center operations and call center management.

HARDWARE SUPPORT -- Under the terms of an agreement with Grumman Systems Support Corporation (GSSC), a wholly-owned subsidiary of Northrop Grumman Corp., GSSC delivers hardware support services for the Unison(R) system and older CAS(R) and SMC(R) product lines within the continental United States and Canada while Davox continues to deliver software support services. In addition, GSSC provides network design and systems integration services allowing Davox to focus its expertise on customizing advanced calling centers for its clients.

CUSTOMER SERVICE REVENUE -- Customer service revenue accounted for $23.8 million or 31.0% of the Company's total revenue in 1997, an increase of $7.4 million from $16.5 million or 30.7% of the Company's total revenue in 1996, and an increase of $9.6 million from $14.2 million or 37.7% of the Company's total revenue in 1995. Customer service revenue as a percentage of total revenue decreased in 1996 as compared to 1995 due largely to a 59% increase in product revenue in 1996.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company employs an open system, client/server, relational database approach in developing its unified call center solutions. The platform selected for this approach is the Sun ULTRA(TM)/2/ family of workstations from Sun Microsystems Inc. The Company's development efforts are focused on enhancing and expanding the functionality of the Unison(R) system. Davox currently anticipates that areas of potential product development may include integration links to additional call center telephony components and the development of additional telephone management and reporting capabilities.

     The Company's continued success depends on, among other factors, maintaining close working relationships with its customers and resellers and anticipating and responding to their evolving applications needs. The Company is committed to the development of new products, the improvement of existing products and the continuing evaluation of new technologies.

     During 1997, 1996 and 1995, the Company's research, development and engineering costs were approximately $8.5 million, $5.9 million and $4.0 million, respectively, representing approximately 11.0%, 10.9% and 10.7%, respectively, of total revenue during these periods. In the future, the Company expects to incur approximately the same level of research, development and engineering expenditures as a percentage of total revenue as it did during 1997. In addition, the Company did not capitalize any of its software development costs in 1997 or 1996.

OPERATIONS

     While the majority of the Company's hardware needs are met by readily available off-the-shelf technology, a small portion remains proprietary. These proprietary hardware components are manufactured by third-party contractors, and the Company believes there are many qualified vendors for these services. The Company's production process consists primarily of final test, quality assurance and systems integration that occurs at its Westford facility.

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

COMPETITION

     Davox systems compete against various outbound, inbound and blend calling systems. Companies such as Mosaix Inc. (formerly Digital Systems International, Inc.), Melita International Corporation, EIS International, Inc. and Genesys Telecommunication Laboratories, Inc. Each company offers products with varying levels of functionality in terms of system management, integration and workstation support.

     Certain of the Company's current and potential competitors are larger companies that have greater financial, technical and marketing resources. It is possible that competitors could produce products that perform the same or similar functions as those performed by the Company's products.

     The Company believes that the principal factors affecting competition are ease of use and range of functionality, reliability, performance, price and customer service, and that the Company competes favorably as to these factors.

RELIANCE ON INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, copyright, trademark, contract and trade secret laws to establish and protect its proprietary rights in its technology. The Company owns and licenses a number of patents relating to predictive dialing, real-time telecommunication management and user interfaces. Software products are furnished under software license agreements that grant customers licenses to use, rather than to own, the products. The license agreements contain provisions protecting the Company's ownership of the underlying technology. Upon commencement of employment, employees execute an agreement under which inventions developed during the course of employment will, at the election of the Company, be assigned to the Company, and which further prohibits disclosure of confidential Company information. In addition, effective protection of intellectual property rights may be limited or unavailable in certain foreign countries. There can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that Davox's competitors will not independently develop technologies that are substantially equivalent of superior to Davox's technology.

EMPLOYEES

     As of December 31, 1997, the Company had 315 full-time employees, of whom 27 were engaged in operations, 203 in sales, marketing and customer support, 56 in research, development and engineering and 29 in general and administrative functions. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.


ITEM 2-PROPERTIES
-----------------

     The Company's administrative offices and its operations and development facilities are located at a 60,000 square foot, two-story building in Westford, Massachusetts. The facility is occupied under a lease that expires in September 2000. In addition, the Company leases facilities for district and regional sales and service offices in seven states as well as in the U.K. and Mexico. The current aggregate annual rental payments for all of the Company's facilities are approximately $1.0 million.


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


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4A-EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------

     The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

MR. ALPHONSE M. LUCCHESE (62) has served as Chairman and Chief Executive Officer since July 1994, and also served as President from July 1994 until January of 1998. Mr. Lucchese joined Davox following seven years as President and Chief Executive Officer at Iris Graphics, a manufacturer of high quality color printers. Prior to joining Iris, Mr. Lucchese had served as Vice President of Sales at Xyvision, Inc., a manufacturer of computer-integrated publishing systems sold to Fortune 500 companies, commercial printers and typesetters, and government agencies. Mr. Lucchese was Vice President of Sales for Davox Corporation from 1983 until 1984. Earlier, he had spent six years at Raytheon Data Systems, where he attained the position of Vice President and General Manager of Northeastern Operations. Following service in the U.S. Army during the mid-1950s, Mr. Lucchese began his professional career at IBM as a systems engineer, later moving into the position of marketing representative.

MR. LOUIS MARIANACCI (43) was named President of Davox and officially joined the company in January of 1998. Mr. Marianacci's primary focus is on defining and executing Davox's international growth strategy, third-party relationship program, and acquisition strategy. Prior to joining Davox, Mr. Marianacci was Vice President of Customer Sales and Service at Lucent Technologies' Call Center business unit from 1995 to 1997. Prior to joining Lucent, Mr. Marianacci was Vice President, Worldwide Industry Marketing Transportation at AT&T Global Information Systems from 1994 to 1995. He also held executive management positions of increasing responsibility at Unisys Corporation from 1989 to 1993, Control Data Corporation from 1981 to 1988, and Ultramar Canada, Inc. from 1976 to 1981.

MR. DOUGLAS W. SMITH (55) has served as Vice President, Sales and Marketing since September 1, 1994. Mr. Smith is responsible for the Company's direct and reseller sales in both the United States and Canada, as well as product and industry marketing, sales support and marketing communications. Mr. Smith joined Davox in 1994, following seven years at Iris Graphics where he contributed to that company's extraordinary growth. Prior to joining Iris, Mr. Smith worked for nearly 20 years in sales, managerial, and executive-level capacities for General Electric Information Systems, Honeywell Information Systems, Raytheon Data Systems, and Phoenix Data Systems.

MR. JOHN J. CONNOLLY (41) has served as Vice President, Finance and Chief Financial Officer since August 1, 1994, and was elected Treasurer in January 1997. Mr. Connolly joined Davox from Iris Graphics where he had been Vice President of Finance since 1989. Prior to joining Iris, Mr. Connolly held finance and accounting positions of increasing responsibilities at Instrumentation Laboratory, a manufacturer of medical equipment.

MR. JAMES F. MITCHELL (51) is a founder of the Company and has served as Senior Vice President and Chief Technical Officer since 1983. From September 1993 to August 1994, Mr. Mitchell managed the domestic sales operations of the Company. From 1981 to 1983, he was Vice President, Engineering of the Company. Prior to joining Davox in 1981, Mr. Mitchell served as Manager of Systems Development at Applicon, Inc., a producer of CAD/CAM products.

MR. MARK DONOVAN (43) has served as Vice President, Operations since August 1994. Since joining Davox in 1983, Mr. Donovan has held management positions of increasing responsibility, including Vice President, Customer Service. He has also held various materials and manufacturing management positions within the Company. Prior to joining Davox, Mr. Donovan held various management positions with Applicon, Inc. and Raytheon Corporation.

MR. JOHN E. CAMBRAY (42) has served as Vice President, Product Development since August 1993. Mr. Cambray has been with Davox since early 1982 and has held various software development and engineering management positions during this time. Prior to joining Davox, Mr. Cambray held various design and management positions with FASFAX Corporation and Sanders Associates.

MR. DOUGLAS P. LANGENBERG (52) has served as Vice President, Customer Services since May 1996. Mr. Langenberg joined Davox following four years at Stratus Computer, Inc., where he held the position of Vice President, Customer Services. Prior to joining Stratus, Mr. Langenberg held executive-level positions with Apollo Computer, Inc. and Digital Equipment Corporation, as well as founding and serving as principal in a service-oriented consulting firm.

RICHARD P. SANTOS (61) has served as Vice President of International Operations since May 1996. In this position, Mr. Santos is responsible for Davox's international sales and support activities. His duties also include management and development of Davox's distribution channels into its key international markets, including Europe, Latin America, Asia/Pacific Rim, Middle East, and Africa. Mr. Santos brings to Davox nearly 35 years of domestic and international experience in management, sales, marketing, and business development. Prior to joining Davox, he held senior level business development and management positions with several leading high-technology companies, including President and Chief Executive Officer of Monet, Inc., President of Pako Corporation, and co-founder and Senior Vice President of Iris Graphics.


Officers are elected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Davox's Common Stock has been traded on the Nasdaq stock market under the symbol "DAVX" since its initial public offering on April 28, 1987. Prior to that date there was no public market for Davox's Common Stock. The following table sets forth the range of high and low sale prices per share of Common Stock on the National Market System for each quarter of the years ended December 31, 1997 and 1996 as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ). On April 24, 1997, the Company effected a three for two stock split through the issuance of a 50% stock dividend payable on May 28, 1997 to shareholders of record on May 13, 1997. All share and per share amounts affected by this split, that are contained in this annual report on Form 10-K have been retroactively adjusted for all periods presented.

                          Fiscal 1997
                         High       Low
                         --------------
      First Quarter     30-1/6     16-2/3
      Second Quarter    35-7/8       20
      Third Quarter     38-5/8     27-3/4
      Fourth Quarter    39-3/4     25-1/8


                         Fiscal 1996
                        High       Low
                        --------------
      First Quarter     12-1/4      7-1/2
      Second Quarter    21-2/3     11-1/2
      Third Quarter     26-1/6     15-5/6
      Fourth Quarter    30-1/6     20-1/2

As of February 27, 1998, there were approximately 320 holders of record of the Company's Common Stock and approximately 3,150 beneficial shareholders of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock and has no present intentions to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

The Company has not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

ITEM 6    SELECTED FINANCIAL DATA

The following table sets forth certain condensed consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 1997:


                                                                               Years Ended December 31,
                                                           ---------------------------------------------------------------
                                                                   1997         1996       1995        1994        1993
                                                                   ----         ----       ----        ----        ----
                                                                           (In Thousands, Except Share Amounts)
Condensed Consolidated Statement of Operations Data:
    Total revenue...................................            $76,815      $53,642    $37,556     $30,047     $33,756
    Cost of revenue.................................             26,550       21,577     16,451      16,234      17,488
                                                           ------------    ---------  ---------   ---------   ---------
         Gross profit...............................             50,265       32,065     21,105      13,813      16,268
    Research, development and
        engineering expenses........................              8,479        5,861      4,020       3,540       3,391
    Selling, general and
        administrative expenses.....................             22,852       17,213     12,166      12,681      12,472
    Restructuring costs ............................             - - -        - - -       - - -       3,379       - - -
                                                           ------------     --------   --------   ---------   ---------
    Income (loss) from operations...................             18,934        8,991      4,919      (5,787)        405
    Interest income, net............................              1,952        1,137        421          37          20
                                                           ------------     --------   --------   ---------   ---------
    Income (loss) before provision
         for income taxes...........................             20,886       10,128      5,340      (5,750)        425
    Provision for income taxes......................              2,506        1,013        534       - - -          40
                                                           ------------     --------   --------   ---------   ---------
         Net income (loss)..........................            $18,380       $9,115     $4,806     ($5,750)       $385
                                                           ============     ========   ========   =========   =========

Earnings per share
         Basic                                                    $1.60         $.85       $.48       ($.67)       $.05
                                                           ============     ========   ========   =========   =========
         Diluted....................................              $1.45         $.74       $.42       ($.67)       $.04
                                                           ============     ========   ========   =========   =========

Weighted average shares outstanding
         Basic......................................         11,522,057   10,730,760 10,077,380   8,533,095   7,898,361
                                                           ============   ========== ==========   =========   =========
         Diluted....................................         12,663,245   12,285,244 11,565,830   8,533,095   8,663,963
                                                           ============   ========== ==========   =========   =========

                                                                                 December 31,
                                                    -----------------------------------------------------------------
                                                            1997            1996         1995        1994        1993
                                                    -----------------------------------------------------------------
                                                                             (In Thousands)
Condensed Consolidated Balance Sheet Data:
    Working capital...........................           $48,804         $18,710       $8,589      $1,807      $3,627
    Total assets..............................            75,168          39,729       20,825      14,777      17,681
    Long-term debt............................             - - -           - - -           45         138          96
    Stockholders' equity......................            54,157          22,835       10,912       5,492       8,881

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described under "Factors Affecting Future Performance." Actual results may differ materially.

The following table sets forth, for the periods indicated, the percentage of revenue represented by items as shown in the Company's Consolidated Statements of Operations. This table should be read in conjunction with the Selected Financial Data, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein.

                      PERCENTAGE OF TOTAL REVENUE FOR THE
                           YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------
                               1997       1996       1995
--------------------------------------------------------------------
Product revenue                69.0%       69.3%      62.3%
Service revenue                31.0        30.7       37.7
--------------------------------------------------------------------
Total revenue                 100.0       100.0      100.0

Cost of revenue                34.6        40.2       43.8
--------------------------------------------------------------------
Gross profit                   65.4        59.8       56.2

Research, development
and engineering expenses       11.0        10.9       10.7

Selling, general and
administrative expenses        29.7        32.1       32.4
--------------------------------------------------------------------
Income from operations         24.7        16.8       13.1

Interest income                 2.5         2.1        1.1
--------------------------------------------------------------------
Income before provision
for income taxes               27.2        18.9       14.2

Provision for income taxes      3.3         1.9        1.4
--------------------------------------------------------------------
Net income                     23.9%       17.0%      12.8%
--------------------------------------------------------------------

     Total revenue was approximately $76.8 million, $53.6 million and $37.6 million for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. Total revenue increased 43.2% for the year ended December 31, 1997 compared to the same period in 1996 and increased 42.8% in fiscal year 1996 compared to fiscal year 1995. Total cost of revenues as a percentage of total revenue was 34.6% in fiscal year 1997, 40.2% in fiscal year 1996 and 43.8% in fiscal year 1995.

     Product revenue was approximately $53.0 million, $37.2 million and $23.4 million in fiscal years 1997, 1996 and 1995, respectively. Product revenue increased by 42.5% from 1996 to 1997 and increased 59.0% from 1995 to 1996. These increases were caused by increased demand for the Unison(R) call center management system, especially the telemarketing and collections capabilities, as well as the inbound/outbound call blending capabilities in 1997.

     Cost of product revenue as a percentage of product revenue was 22.4%, 29.3% and 30.6% in fiscal years 1997, 1996 and 1995, respectively. The continued improvements in product margin in 1997 represent the increased volume of product shipments relative to fixed costs, and a higher margin product mix.

     Service revenue was approximately $23.8 million, $16.5 million, and $14.2 million in fiscal years 1997, 1996 and 1995, respectively. Service revenue increased 44.7% from 1996 to 1997 and 16.2% from 1995 to 1996. The increases in 1997 and 1996 were due to an increase in maintenance revenue related to the growth in the installed base of the Company's products in recent years and increased installation and training revenue related to the increased volume of product shipments.

     Cost of service revenue as a percentage of service revenue was 61.6%, 64.9% and 65.6% in 1997, 1996 and 1995, respectively. The decreases as a percentage of service revenue were primarily attributable to the higher service revenue relative to fixed costs.

     Revenue from the Company's largest single customer in each of 1997, 1996 and 1995 was 11%, 4% and 12% of total revenue, respectively. Revenue from the Company's three largest customers amounted to 20% of total revenue in 1997, 12% of total revenue in 1996 and 20% of total revenue in 1995. The Company intends to broaden its base of existing and new customers by penetrating new markets, expanding its direct international sales force and using alternate channels of distribution, thereby decreasing its dependence on its largest end user customers.

     Research, development and engineering expenses were approximately $8.5 million, $5.9 million and $4.0 million, representing 11.0%, 10.9% and 10.7% of total revenue during 1997, 1996 and 1995, respectively. These increases were primarily attributable to higher payroll and related expenses resulting from personnel increases in 1996 and 1997.


     Selling, general and administrative (SG&A) expenses were approximately $22.9 million, $17.2 million and $12.2 million, representing 29.7%, 32.1% and 32.4% of total revenue during 1997, 1996 and 1995, respectively. The absolute dollar increases were primarily attributable to increased payroll and related expenses resulting from personnel increases, and direct and indirect selling expenses related to the increased revenue. The decreases as a percentage of revenue in 1997 and 1996 were mostly attributable to the significant increase in revenues.

     Interest income, derived primarily from money market instruments and investments in bonds and commercial paper increased 70.4% from 1996 to 1997 and 159.9% from 1995 to 1996. These increases were due primarily to the significantly higher average cash and cash equivalent and marketable securities balances from year to year, and, to a lesser extent, due to higher interest rates.


INCOME TAXES

     The Company's effective income tax rate in 1997 was approximately 12%. This is lower than the combined federal and statutory tax rates due primarily to utilization and recognition of net operating loss carryforwards. The Company's provision for income taxes in 1996 and 1995 was at the federal and state minimum rates. The Company believes that the effective tax rate will increase significantly in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $25.4 million, and its marketable securities of approximately $23.8 million. As of the end of fiscal 1996, the Company's cash and cash equivalent balances were approximately $21.3 million, and its marketable securities were approximately $9.8 million. The overall increase in cash and cash equivalents and marketable securities was due primarily to the favorable operating results, collection of deferred annual maintenance contracts, and proceeds from exercises of stock options. In addition, the Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances as of December 31, 1997 or 1996 under this line of credit.

     The Company's primary investing activities were purchases and sales of marketable securities and purchases of property and equipment. Property and equipment investments were approximately $3.9 million in 1997 compared to approximately $4.1 million in 1996. Purchases and sales of marketable securities generated a net cash outflow approximately $14.0 million in 1997 compared to a net cash outflow of approximately $9.8 million in 1996.

     Cash provided by financing activities is generated primarily from proceeds from exercises of stock options. Proceeds from exercises of stock options were approximately $1.8 million in 1997 and 1996.

     Working capital as of December 31, 1997 was approximately $48.8 million as compared to approximately $18.7 million as of December 31, 1996. Total assets as of December 31, 1997 were approximately $75.2 million compared to approximately $39.7 million as of December 31, 1996. The increase from 1996 to 1997 was primarily attributable to increases in cash and cash equivalents, marketable securities and accounts receivable due to the favorable operating results for 1997, as well as the recognition of a deferred tax asset in 1997.

     Management believes, based on the current operating plan, that the Company's existing cash and cash equivalents, marketable securities, cash generated from operations and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the foreseeable future.


IMPACT OF INFLATION

     The Company believes that inflation did not have a material effect on the results of operations in 1997.


NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption of this standard to have a material impact on the Company and its operations.

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. Management does not expect the adoption of this standard to have a material impact on the Company and its operations.

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is in the process of conducting an assessment of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not yet finished determining the total cost of these compliance efforts. While these efforts will involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition or results of operations.

     The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major suppliers, distributors and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third party suppliers, distributors and service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major distributors due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's product supply and distribution channels. Because the cost and timing of Year 2000 compliance by third parties such as suppliers, distributors and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. In particular, but without limitation, statements in "Item 1. Business" relating to expansion of the Business Partners Program, and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's intent to broaden its customer base and decrease reliance on its largest customers and the sufficiency of working capital, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results may be subject to substantial risks and uncertainties. The Company purchases certain equipment for its products from third-party suppliers and licenses certain components of its software code from a number of third-party vendors. While the Company believes that third-party equipment and software vendors could be replaced if necessary, the Company might face significant delays in establishing replacement sources or in modifying its products to incorporate replacement components or software code. There can be no assurance that the Company will not suffer delays resulting from non-performance by its vendors or cost increases due to a variety of factors, including component shortages. Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the financial position and results of operations of the Company. The development of new products, the improvement of existing products and the continuing evaluation of new technologies is critical to the Company's success. Successful product development and introduction depends upon a number of factors, including anticipating and responding to the evolving applications needs of customers and resellers, timely completion and introduction of new products, and market acceptance of the Company's products. The telecommunications industry is extremely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenue and profitability, including the timing of customer orders; the Company's ability to introduce new products on a timely basis; introduction of products and technologies by the Company's competitors; and market acceptance of the Company's and its competitors' products; the ability to hire and retain key personnel. International sales are expected to continue to account for a significant portion of Davox's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax treatment. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, results of operations and stock price.

     Year 2000 Systems Modifications - We are continually in the process of updating our information and network systems and, as part of that process, we are evaluating the costs associated with modifying and testing our systems for the Year 2000. We expect to make some of the necessary modifications through our ongoing investment in systems upgrades. We are not yet able to estimate the incremental cost of the Year 2000 conversion effort but such costs will be expensed as incurred. The costs incurred to date have not been material. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Corporation's inability to implement such changes could have an adverse effect on future results of operations.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------

                                                         Page
                                                         ----
Report of Independent Public Accountants                   24

Consolidated Balance Sheets as of December 31,
   1997 and 1996                                           25

Consolidated Statements of Income for the Years
   Ended December 31, 1997, 1996 and 1995                  26

Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 1997, 1996
   and 1995                                                27

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1997, 1996 and 1995                  28

Notes to Consolidated Financial Statements                 29

Report of Independent Public Accountants on Financial
   Statement Schedule                                      45

Financial Statement Schedule                               46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Davox Corporation:

   We have audited the accompanying consolidated balance sheets of Davox Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davox Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                     ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 26, 1998

                      DAVOX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Amounts)

                                               December 31,         December 31,
                                                    1997                 1996
                                               --------------       --------------
                             ASSETS
Current assets:
     Cash and cash equivalents                    $    25,366          $    21,333
     Marketable securities                             23,802                9,780
     Accounts receivable, net of reserves of
           approximately $1,048 and $699
           in 1997 and 1996, respectively              10,359                3,185
     Deferred tax asset                                 9,319              - - - -
     Prepaid expenses and other current assets            969                1,306
                                               --------------       --------------
           Total current assets                        69,815               35,604

Property and equipment, net                             4,585                4,051
Long-term deferred tax asset                              669              - - - -
Other assets, net                                          99                   74
                                               --------------       --------------
                                                  $    75,168          $    39,729
                                               ==============       ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $     4,987          $     4,811
     Accrued expenses                                  10,223                6,175
     Customer deposits                                  2,018                3,414
     Deferred revenue                                   3,783                2,494
                                               --------------       --------------
           Total current liabilities                   21,011               16,894
                                               --------------       --------------
Commitments and Contingencies (Note 6)

Stockholders' equity:
     Common stock, $.10 par value  -
        Authorized - 30,000,000 shares
        Issued - 11,864,216 and 11,080,749
        shares in 1997 and 1996, respectively           1,186                1,108
     Capital in excess of par value                    57,758               44,894
     Accumulated deficit                              (4,763)             (23,143)
                                               --------------       --------------
                                                       54,181               22,859
        Less - Treasury Stock, 3,294 shares at           (24)                 (24)
                                               --------------       --------------
            Total stockholders' equity                 54,157               22,835
                                               --------------       --------------
                                                  $    75,168          $    39,729
                                               ==============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Share Amounts)

                                            Years Ended December 31,
                                   ----------------------------------------
                                       1997          1996         1995
                                       ----          ----         ----
Product revenue                          $52,993      $37,177       $23,382
Service revenue                           23,822       16,465        14,174
                                   ------------- ------------ -------------
      Total revenue                       76,815       53,642        37,556
                                   ------------- ------------ -------------

Cost of product revenue                   11,874       10,883         7,156
Cost of service revenue                   14,676       10,694         9,295
                                   ------------- ------------ -------------
      Total cost of revenue               26,550       21,577        16,451
                                   ------------- ------------ -------------

      Gross profit                        50,265       32,065        21,105
                                   ------------- ------------ -------------

Research, development and
        engineering expenses               8,479        5,861         4,020
Selling, general and administrative
        expenses                          22,852       17,213        12,166
                                   ------------- ------------ -------------

    Total operating expenses              31,331       23,074        16,186
                                   ------------- ------------ -------------

      Income from operations              18,934        8,991         4,919

Interest income                            1,952        1,137           421
                                   ------------- ------------ -------------

      Income before provision
          for income taxes                20,886       10,128         5,340
Provision for income taxes                 2,506        1,013           534
                                   ------------- ------------ -------------

    Net income                        $   18,380    $   9,115     $   4,806
                                    ============  ===========  ============

Earnings per share:
    Basic                                  $1.60        $0.85         $0.48
                                    ============  ===========  ============
    Diluted                                $1.45        $0.74         $0.42
                                    ============  ===========  ============

Weighted average shares outstanding:
    Basic                             11,522,057   10,730,760    10,077,380
                                    ============  ===========  ============
    Diluted                           12,663,245   12,285,244    11,565,830
                                    ============  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In Thousands, Except Share Amounts)

                                                                        Capital in                                        Total
                                                    Common Stock        Excess of     Accumulated   Treasury Stock     Stockholders'
                                                Shares      Par Value   Par Value      Deficit      Shares   Amount      Equity
                                               ----------- ----------- ------------- ------------- -------- --------- -------------
BALANCE, December 31, 1994                      9,869,494   $     987   $   41,593    $  (37,064)   (3,294)  $   (24)   $    5,492

    Proceeds from exercise of stock
        options, including related tax benefit    385,137          39          539       - - - -   - - - -   - - - -           578
    Proceeds from employee stock
        purchase plan                              13,104           1           35       - - - -   - - - -   - - - -            36
    Net income                                    - - - -     - - - -      - - - -         4,806   - - - -   - - - -         4,806
                                               ----------- ----------- ------------- ------------- -------- --------- -------------
BALANCE, December 31, 1995                     10,267,735       1,027       42,167       (32,258)   (3,294)      (24)       10,912

    Proceeds from exercise of stock
        options, including related tax benefit    798,035          79        2,638       - - - -   - - - -   - - - -         2,717
    Proceeds from employee stock
        purchase plan                              14,979           2           89       - - - -   - - - -   - - - -            91
    Net income                                    - - - -     - - - -      - - - -         9,115   - - - -   - - - -         9,115
                                               ----------- ----------- ------------- ------------- -------- --------- -------------
BALANCE, December 31, 1996                     11,080,749       1,108       44,894       (23,143)   (3,294)      (24)       22,835

    Proceeds from exercise of stock
        options, including related tax benefit    771,314          77       12,620       - - - -   - - - -   - - - -        12,697
    Proceeds from employee stock
        purchase plan                              12,153           1          244       - - - -   - - - -   - - - -           245
    Net income                                    - - - -     - - - -      - - - -        18,380   - - - -   - - - -        18,380
                                            -------------- ----------- ------------- ------------- -------- --------- -------------
BALANCE, December 31, 1997                     11,864,216    $  1,186    $  57,758     $  (4,763)   (3,294)  $   (24)   $   54,157
                                            ============== =========== ============= ============= ======== ========= =============

The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                              Years Ended December 31,
                                                                        --------------------------------------
                                                                             1997         1996         1995
                                                                        -------------  -----------  ----------
Cash flows from operating activities:
  Net income                                                                 $18,380     $  9,115     $ 4,806
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                                             3,387        2,373       2,644
     Deferred income taxes                                                         0        - - -       - - -
     Changes in current assets and liabilities -
         Accounts receivable                                                  (7,174)       1,275         240
         Prepaid expenses and other current assets                               337         (245)        (84)
         Accounts payable                                                        176        1,844         397
         Accrued expenses                                                      4,947        3,039          71
         Customer deposits                                                    (1,396)       2,121         462
         Deferred revenue                                                      1,289          865        (229)
                                                                        -------------  -----------  ----------
         Net cash provided by operating activities                            19,946       20,387       8,307
                                                                        -------------  -----------  ----------

Cash flows from investing activities:
  Purchases of property and equipment                                         (3,921)      (4,134)     (1,230)
  (Increase) decrease in other assets                                            (25)           3          41
  Purchases of marketable securities                                         (39,025)     (10,865)      - - -
  Sales/maturities of marketable securities                                   25,003        1,085       - - -
                                                                        -------------  -----------  ----------
         Net cash used in investing activities                               (17,968)     (13,911)     (1,189)
                                                                        -------------  -----------  ----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                      1,810        1,830         504
  Proceeds from exercise of employee stock purchase plan                         245           91          36
                                                                        -------------  -----------  ----------
         Net cash provided by financing activities                             2,055        1,921         540
                                                                        -------------  -----------  ----------

         Net increase in cash and cash equivalents                             4,033        8,397       7,658

Cash and cash equivalents, beginning of year                                  21,333       12,936       5,278
                                                                        -------------  -----------  ----------
Cash and cash equivalents, end of year                                       $25,366     $ 21,333     $12,936
                                                                        =============  ===========  ==========

Supplemental disclosures of cash flow information:
         Cash paid for-

            Income taxes                                                     $   265     $    429     $   185
                                                                        =============  ===========  ==========

Supplemental disclosure of non-cash investing and financing activities:
            Recognition of tax benefit relating to disqualifying
            dispositions and exercise of non-qualified stock options         $10,887     $    888     $    73
                                                                        =============  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997



(1)  Operations and Significant Accounting Policies

     Davox Corporation (the Company) is a software and systems integration company that develops, markets, implements, supports and services management systems for call center operations located throughout the world. These systems are marketed directly, through joint marketing relationships and distribution agreements. The Company markets its systems to banks, consumer finance organizations, retailers, entertainment companies, telemarketing organizations and utilities.

  These consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying consolidated financial statements.

(a)  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. The Company believes that its revenue recognition practices are consistent with those required by SOP 97-2.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

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


(f)  Cash, Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents consist mainly of commercial paper.

     The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. Held-to-maturity securities consisted mainly of investments in Euro dollar bonds and high grade commercial paper instruments at December 31, 1997 and high grade commercial paper instruments at December 31, 1996. All of these investments are classified as current as they mature within one year.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)

(l)  Operations and Significant Accounting Policies (Continued)

(f)  Cash, Cash Equivalents and Marketable Securities (Continued)

     At December 31, 1997 and 1996, marketable securities consisted of the following (in thousands):

                                                                        1997               1996
                                                                  Total     Total     Total     Total
                                                                 Market   Amortized  Market   Amortized
                                                                  Value     Cost      Value     Cost
                                                                 --------------------------------------
   Euro dollar bonds..........................................   $11,326    $11,334  $ -----   $  -----
   (maturity 4-6 months)
   Commercial paper obligations...............................     7,082      7,040    9,780      9,780
   (maturity 3-6 months)
   Corporate bonds............................................     3,447      3,448    -----      -----
   (maturity 4-5 months)
   Federal agency issues......................................     2,010      1,980    -----      -----
                                                                 -------    -------  -------  ---------
   (maturity 6 months)                                           $23,865    $23,802  $ 9,780   $  9,780
                                                                 =======    =======  =======  =========

(g)  Property and Equipment

     The Company provides for depreciation and amortization of property and equipment using the straight-line and declining-balance methods by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives. The cost of property and equipment and their useful lives are summarized as follows (in thousands):

                                                           December 31,
                                                   ---------------------------
                                      Estimated
Asset Classification                 Useful Life       1997        1996
--------------------                 -----------       ----        ----
Office equipment and software..     2-5 Years        $ 9,996       $6,705
Rental and demonstration
   equipment...................     2-3 Years            367          427
Service equipment..............     1-5 Years          2,166        2,180
Leasehold improvements.........     Life of Lease        199          184
                                                     -------       ------
                                                      12,728        9,496
Less-Accumulated depreciation
   and amortization............                        8,143        5,445
                                                     -------       ------
                                                     $ 4,585       $4,051
                                                     =======       ======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)



(1)  Operations and Significant Accounting Policies (Continued)

(h)  Research and Development and Software Development Costs

     Research and development costs have been charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software To Be Leased, Sold, or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant.

(i)  Earnings Per Share

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. The prior years' earnings per share have been retroactively restated in accordance with this statement. Basic earnings per share was determined by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects the dilution of the potentially dilutive securities, primarily stock options based on the treasury stock method.

     The calculations of basic and diluted earnings per share are as follows (in thousands, except per share data):

                                                      1997     1996     1995
                                                    -------  -------  -------
     Net Income                                     $18,380  $ 9,115  $ 4,806
                                                    =======  =======  =======

     Basic weighted average shares outstanding       11,522   10,731   10,077
     Weighted average common equivalent shares        1,141    1,554    1,489
                                                    -------  -------  -------
     Diluted weighted average shares outstanding     12,663   12,285   11,566
                                                    =======  =======  =======

     Basic earnings per share                       $  1.60  $  0.85  $  0.48
     Diluted earnings per share                     $  1.45  $  0.74  $  0.42

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)



(1)  Operations and Significant Accounting Policies (Continued)

     Earnings Per Share (Continued)

     In 1997, 55,042 weighted average common equivalent shares were not included in the diluted weighted average shares outstanding as they were antidilutive. There were no antidilutive shares in 1996 and 1995.


(j)  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. The Company had one customer and no customers with amounts due to the Company of greater than 10% of accounts receivable as of December 31, 1997 and 1996, respectively.


(k)  Derivative Financial Instruments and Fair Value of Financial Instruments

     The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments.

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, short term investments, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1997 and 1996 due to the short-term nature of these instruments.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)


(1)  Operations and Significant Accounting Policies (Continued)

(l)  Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption of this standard to have a material impact on the Company and its operations.

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. Management does not expect the adoption of this standard to have a material impact on the Company and its operations.


(2)  Line of Credit

     The Company has a working capital line of credit (line of credit) with a bank that expires in June 1998, if not renewed, pursuant to which the Company may borrow up to the lesser of $2.0 million or a percentage of accounts receivable, as defined. Borrowings under the line of credit will bear interest at the bank's prime rate (8.5% at December 31, 1997). There were no borrowings under the line of credit during 1997 and 1996.

(3)  Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                          December 31,
                                        -----------------
                                          1997     1996
                                        --------  -------
   Income taxes.....................     $ 2,230  $   ---
   Payroll and payroll related......       3,217    2,064
   Other............................       4,776    4,111
                                         -------   ------
                                         $10,223   $6,175
                                         =======   ======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)


(4)   401(k) Plan

      The Company maintains The Davox Corporation 401(k) Retirement Plan (the
Plan), which is a deferred contribution plan that covers all full-time employees over 21 years of age who have completed at least six months of service with the Company. The participants may make pretax deferred contributions to the plan of up to 15% of the annual compensation, as defined. Contributions by the Company are discretionary and are determined by the Board of Directors. The Company made discretionary contributions of approximately $214,000 and $161,000 in 1997 and 1996, respectively. There were no Company contributions to the Plan in 1995.


(5)  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (FAS 109). Under the liability method specified by FAS 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

     The components of the provision for income taxes consist of the following (in thousands):


                                                 Fiscal Years Ended December 31,
                                                 -------------------------------
                                                 1997        1996      1995
                                                 ----        ----      ----
          Current:
               Federal.......................... $ 5,700   $   203   $  107
               State............................   1,606       810      427
                                                   -----       ---      ---

                 Total current..................   7,306     1,013      534
                                                   -----     -----      ---

          Deferred:
               Federal..........................  (4,300)     ----     ----
               State............................    (500)     ----     ----
                                                    -----     ----     ----

                 Total deferred.................  (4,800)     ----     ----
                                                  -------    -----    -----

      Provision for Income Taxes................ $ 2,506   $ 1,013   $  534
                                                   =====   =======   ======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)

(5)  Income Taxes (Continued)

     The provision for income taxes that is currently payable for the years ended December 31, 1997 and 1996 does not reflect $10,887,000 and $888,000, respectively, of tax benefits included in additional paid in capital related to disqualifying dispositions and the exercise of non-qualified stock options.

     The approximate income tax effect of each type of temporary difference comprising the deferred tax asset is approximately as follows (in thousands):

                                      1997      1996
                                    --------  ---------

Net operating loss carryforwards..  $ 5,190   $  8,153
Depreciation......................      762        571
Inventory reserves................    1,442        561
Tax credit carryforwards..........      800        577
Other temporary differences.......    2,594      1,940
                                    -------   --------
                                     10,788     11,802
Valuation allowance...............     (800)   (11,802)
                                    -------   --------
                                   $  9,988   $ ------
                                   ========   ========


     At December 31, 1997, the Company has available net operating loss carryforwards and tax credit carryforwards of approximately $13,097,000 and $800,000, respectively, expiring through 2009. These carryforwards may be used to offset future income taxes payable, if any, and are subject to review by the Internal Revenue Service. All of the net operating loss carryforwards as of December 31, 1997 relate to the excess tax benefit of disqualifying dispositions and the exercise of non-qualified stock options, which is included in additional paid in capital as discussed below.

     In accordance with FAS 109, the Company records a valuation allowance against its deferred tax asset to the extent management believes it is more likely than not that the asset will be realized. As of December 31, 1997, the Company believes that its deferred tax asset will be realizable except to the extent of certain tax credit carryforwards which may expire. Accordingly, the reduction in the valuation allowance during 1997 was recorded as a $4.8 million reduction of the provision for income taxes for the net operating losses, not attributed to stock options, and a $10.9 million credit to additional paid in capital relating to the tax benefit of certain stock option exercises.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)

(5)  Income Taxes (Continued)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                          Years Ended December 31,
                                                         ---------------------------
                                                           1997      1996     1995
                                                         --------  --------  -------
Federal statutory tax rate.............................     34.0%     34.0%    34.0%

State income taxes, net of federal income tax benefit..      5.0       6.3      6.3

Reduction in valuation allowance/utilization of
net operating loss carryforwards.......................    (28.0)    (29.0)   (27.7)

Foreign sales corporation benefit......................     (1.0)      ---      ---

Other..................................................      2.0      (1.3)    (2.6)
                                                           -----     -----    -----

Effective tax rate.....................................     12.0%     10.0%    10.0%
                                                           =====     =====    =====

(6)  Commitments and Contingencies

(a)  Operating Lease Commitments

     The Company leases its facilities and sales offices under operating leases that expire at various dates through October 2001. The Company's lease for its corporate headquarters expires in September 2000. Pursuant to the lease agreements, the Company is responsible for maintenance costs and real estate taxes. Total rental expense for all operating leases for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $803,000, $507,000 and $551,000, respectively.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)

(6)  Commitments and Contingencies (Continued)

(a)  Operating Lease Commitments  (Continued)

     Future minimum lease payments are approximately as follows at December 31, 1997 (in thousands):

     Years Ending December 31,    Amount
     ---------------------------  -------
        1998....................   $  977
        1999....................      816
        2000....................      579
        2001....................       85
                                   ------
                                   $2,457
                                   ======

(b)  Employment and Severance Agreements

     The Company has entered into employment and severance agreements with certain officers and key employees whereby the Company may be required to pay the officers and employees a total of approximately $1,537,000 upon termination of employment by the Company under certain circumstances, as defined.

(c)  Litigation

     The Company is presently engaged in various legal actions and its ultimate liability, if any, cannot be determined at the present time. However, management has consulted with legal counsel, and management believes that any such liability will not have a material adverse effect on the Company's financial position or its results of operations.


(7)  Stockholders' Equity

(a)  Stock Split

     On April 24, 1997, the Company effected a three-for-two stock split through the issuance of a 50% stock dividend payable on May 28, 1997 to shareholders of record on May 13, 1997. All share and per share amounts have been retroactively adjusted for all periods presented.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)

(7)  Stockholders' Equity (Continued)

(b)  1986 Stock Plan

     The Company's 1986 Stock Plan (the "1986 Plan"), administered by the Board of Directors authorizes the issuance of a maximum of 3,696,429 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1986 Plan may be either nonstatutory stock options or options intended to constitute "incentive stock options" under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options granted currently vest over a four-year period and expire ten years from the date of grant. The 1986 Plan terminated pursuant to its terms in September 1996.

(c)  1996 Stock Plan

     The Company's 1996 Stock Plan (the "1996 Plan") administered by the Board of Directors authorizes the issuance of a maximum of 1,350,000 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1996 Plan may be either nonstatutory stock options or options intended to constitute "incentive stock options" under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The shares currently vest to the individual over a four-year period. There were 300,461 shares available for future grants under the 1996 Plan at December 31, 1997.

(d)  Stock Options to Directors

     The Company's 1988 Non-employee Director Stock Option Plan (the "1988 Plan"), as amended, is administered by the Board of Directors and authorizes the issuance of a maximum of 600,000 shares of common stock for the exercise of options. The 1988 Plan provides for the automatic grant of options for 60,000 shares to each newly elected non-employee director and additional grants of 15,000 options per biennial anniversary of election to the Board of Directors. Options granted under the 1988 Plan vest 25% per year beginning one year from the date of grant and expire five years from the date of grant. There are 326,250 shares available for future grants under the 1988 Plan at December 31, 1997.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)

(7)  Stockholders' Equity (Continued)

(e)  Stock Plan Summary

     The following is a summary of the stock option activity for all plans for the years ended December 31, 1997, 1996 and 1995:

                                                                         Weighted
                                       Number of       Exercise          Average
                                        Options       Price Range     Exercise Price
                                       ----------  -----------------  --------------
Outstanding, December 31, 1994         2,555,740   $ 1.17  - $  3.67          $ 2.07
     Granted.........................    169,312     4.50  -    8.17            6.12
     Exercised.......................   (306,917)    1.17  -    4.75            1.64
     Canceled........................    (66,788)    1.17  -    8.17            3.23
                                       ---------   -----------------          ------
Outstanding, December 31, 1995         2,351,347     1.17  -    8.17            2.38
     Granted.........................    431,325     8.09  -   26.33           19.26
     Exercised.......................   (797,950)    1.17  -   16.17            2.29
     Canceled........................    (76,201)    1.17  -    8.17            3.11
                                       ---------   -----------------          ------
Outstanding, December 31, 1996         1,908,521     1.33  -   26.33            6.21
     Granted.........................    978,643    24.33  -   34.13           26.33
     Exercised.......................   (771,313)    1.33  -   26.33            3.50
     Canceled........................    (42,357)    1.33  -   31.00           20.86
                                       ---------   -----------------          ------
Outstanding, December 31, 1997         2,073,494   $ 1.33  -  $34.13          $16.41
                                       =========   =================          ======
     Exercisable, December 31, 1997      545,419   $ 1.33  -  $26.33          $ 8.21
                                       =========   =================          ======

The range of exercise prices for options outstanding and options exercisable at December 31, 1997 are as follows:

                       Weighted Average        Options Outstanding       Options Exercisable
                                            -------------------------  -----------------------
Range of            Remaining Contractual            Weighted Average     Weighted Average
Exercise Prices        Life (in years)      Number    Exercise Price   Number   Exercise Price
------------------  ----------------------  -------  ----------------  -------  --------------
  $1.33 - $1.67                5.90         375,179        $   1.62    179,130        $   1.62
   1.92 -  3.25                6.38         242,382            2.54    160,822            2.48
   3.50 - 16.17                6.80         209,602            7.58     55,357            6.32
  16.75 - 24.33                9.02         822,433           22.88    117,419           21.96
  26.25 - 34.13                9.32         423,898           29.26     32,691           26.30
                                          ---------                    -------
                                          2,073,494                    545,419
                                          =========                    =======

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)


(7)  Stockholders' Equity (Continued)

(f)  Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 150,000 shares of Common Stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan.

     The Purchase Plan provides for two "purchase periods" within each of the Company's fiscal years, the first commencing on January 1 of each calendar year and continuing through June 30 of such calendar year, and the second commencing on July 1 of each year and continuing through December 31 of such calendar year. Eligible employees may elect to become participants in the Purchase Plan for a purchase period by completing a stock purchase agreement prior to the first day of the purchase period for which the election is made. Shares are purchased through accumulation of payroll deductions (of not less than 0.5% nor more than 10% of compensation, as defined) for the number of whole shares, determined by dividing the balance in the employee's account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for the shares will be the lower of 85% of the fair market value of the Common Stock at the beginning of the purchase period or 85% of such value at the end of the purchase period (rounded to the nearest quarter). During 1997, 1996 and 1995, 12,153, 14,979 and 13,104 shares, respectively, were purchased under the Purchase Plan.

(g)  Accounting for Stock-Based Compensation

     The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted (including the employee stock purchase plan) as of December 31, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)



(7)  Stockholders' Equity (Continued)

(g)  Accounting for Stock-Based Compensation (Continued)

   The assumptions used and the weighted average information for the years ended December 31, 1997 and 1996 are as follows:

                                                                  Years ended December 31,
                                                                  ------------------------
                                                                  1997                1996
                                                                  ----                ----
Risk-free interest rates..................................   5.71% - 6.83%        5.36% - 6.64%
Expected dividend yield...................................      -----                 -----
Expected lives............................................    4.78 years           5.50 years
Expected volatility.......................................       66%                   71%

Weighted average grant-date fair value of
 options granted during the period........................     $16.00                $12.80
Weighted-average exercise price...........................     $16.41                 $6.21
Weighted-average remaining contractual life
  of options outstanding..................................    7.98 years           7.45 years

   The effect of applying SFAS No. 123 would be as follows (in thousands except per share data):

                                                                  Years ended December 31,
                                                                  ------------------------
                                                                  1997                1996
                                                                  ----                ----
Net income as reported....................................    $ 18,380             $ 9,115
                                                              ========             =======
Pro forma net income......................................    $ 14,584             $ 8,290
                                                              ========             =======

Net income per share as reported
   Basic..................................................       $1.60               $0.85
                                                                 =====               =====
   Diluted................................................       $1.45               $0.74
                                                                 =====               =====
Pro forma net income per share............................
   Basic..................................................       $1.24               $0.75
                                                                 =====               =====
   Diluted................................................       $1.13               $0.66
                                                                 =====               =====

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)

(8)  Significant Customers

     Revenue from the Company's largest single customer was 11%, 4% and 12% of total revenue in 1997, 1996 and 1995, respectively. Revenue from the Company's three largest customers amounted to 20%, 12% and 20% of total revenue in 1997, 1996 and 1995, respectively.

(9)  Export Sales

     Export product sales, primarily to Canada, Europe, Mexico, Australia and Japan, accounted for 18%, 14% and 12% of total revenue in 1997, 1996 and 1995, respectively. All of the Company's sales for the years ended December 31, 1997, 1996 and 1995 were originated from its headquarters located in the United States.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (Continued)


(10)  Quarterly Results of Operations (Unaudited)

      The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands):

                             Year Ended December 31, 1997
                             ----------------------------

                     First          Second         Third         Fourth
                    Quarter        Quarter        Quarter       Quarter
                    -------        -------        -------       -------
Total revenue        $17,269        $18,170        $19,805        $21,571

Gross profit          10,960         11,498         13,162         14,645

Net income             3,886          4,075          4,953          5,466

Net income
    per share- Basic   $0.35          $0.36          $0.43          $0.46
               Diluted $0.31          $0.32          $0.39          $0.43

                             Year Ended December 31, 1996
                             ----------------------------

                    First          Second         Third          Fourth
                   Quarter        Quarter        Quarter        Quarter
                   -------        -------        -------        -------
Total revenue        $11,410        $12,665        $14,079        $15,488

Gross profit           6,732          7,527          8,451          9,356

Net income             1,758          2,048          2,477          2,831

Net income
    per share- Basic   $0.17          $0.19          $0.23          $0.26
               Diluted $0.15          $0.17          $0.20          $0.23

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE


To Davox Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Davox Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 26, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 26, 1998

                      DAVOX CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

                      Balance at    Charged to   Deductions   Balance at
                      Beginning     Costs and       from        End of
                       of Year       Expenses     Reserves       Year
                       -------       --------     --------       ----
ACCOUNTS RECEIVABLE
RESERVES:

December 31, 1997        $699          $463         $114        $1,048
December 31, 1996         665            98           64           699
December 31, 1995         638           242          215           665

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

        Not Applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors

  The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1997 fiscal year ended December 31, 1997 under the heading "Election of Directors."

Executive Officers

  See Item 4A.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1997 fiscal year ended December 31, 1997, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1997 fiscal year ended December 31, 1997, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

ITEM 13 - CERTAIN RELATIONSHIPS AND TRANSACTIONS
------------------------------------------------

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's 1997 fiscal year ended December 31, 1997, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Financial Statements and Financial Statement Schedules

     1.   Financial Statements.

     The following financial information is incorporated in Item 8 above.

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1996.

     Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.

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

(b)  Reports on Form 8-K

     The Company did not file any Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.

(c)  List of Exhibits

     Exhibit
     Number         Description of Exhibit
     ------         ----------------------

     3.01 Restated Certificate of Incorporation of the Registrant, as amended.

     3.02           By-laws of the Registrant, as amended.

     4.01 Description of Capital Stock contained in the Registrant's Restated Certificate of Incorporation, as amended, filed as Exhibit 3.01.

     10.01(1)       1986 Stock Plan of the Registrant, as amended.

     10.02 Amended and Restated 1988 Non-Employee Director Stock Option Plan of the Registrant.

     10.03 Form of Option Agreement under the Registrant's 1988 Non-Employee Director Stock Option Plan.

     10.04(4) Special support services agreement between Registrant and Datapoint (UK) Ltd., dated August 1, 1997.

     10.05          1991 Employee Stock Purchase Plan, as amended.


     10.06(1) Common Stock Purchase Agreement dated September 23, 1994 between the Registrant and the purchasers named therein.

     10.07(1) Letter agreement dated December 30, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.

     10.08(2)(4)    Third party service provider agreement between the
                    Registrant and Grumman Systems Support Corporation.

     10.09(3) 1996 Stock Plan of the Registrant, as amended by amendment No. 1, attached hereto as exhibit 10.09.

     10.10(3) Form of Incentive Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.11(3) Form of Non-Qualified Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.12(3)            Executive Compensation Plan.

     10.13 Lease agreement between Registrant and Michelson Farm Westford Technology Park VI Limited Partnership for Westford Technology Park Building Six.

     10.14(4)       Distribution agreement between Lucent Technologies
                    Inc. (by and through its Business Communications
                    Systems Division) and the Registrant, dated May 2, 1997.

     21.            Subsidiaries of the Registrant.

     24.            Consent of Arthur Andersen LLP.

     27.            Financial Data Schedule.

(1) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.

(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1995.

(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.

(4)  Confidential treatment requested. Redacted version filed herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on the 3rd day of March 1998.

Davox Corporation

                                        By:    /s/ Alphonse M. Lucchese
                                           ----------------------------
                                             Alphonse M. Lucchese
                                             Chief Executive Officer
                                                and Chairman



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

     Signature                        Title                 Date
     ---------                        -----                 ----

/s/ Alphonse M. Lucchese           Chief Executive
------------------------
    Alphonse M. Lucchese        Officer and Chairman
                                (Principal Executive
                                       Officer)          March 3, 1998

/s/ John J. Connolly              Vice President of
--------------------
    John J. Connolly              Finance and Chief
                                  Financial Officer
                                (Principal Financial
                                       Officer)          March 3, 1998


/s/ Michael D. Kaufman                 Director          March 3, 1998
----------------------
    Michael D. Kaufman


/s/ R. Scott Asen                      Director          March 3, 1998
-----------------
    R. Scott Asen


/s/ Walter J. Levison                  Director          March 3, 1998
---------------------
    Walter J. Levison

                                 Exhibit Index
                                 ------- -----
     Exhibit
     Number         Description of Exhibit
     ------         ----------------------

     3.01 Restated Certificate of Incorporation of the Registrant, as amended.

     3.02           By-laws of the Registrant, as amended.

     4.01 Description of Capital Stock contained in the Registrant's Restated Certificate of Incorporation, as amended, filed as Exhibit 3.01.

     10.01(1)       1986 Stock Plan of the Registrant, as amended.

     10.02 Amended and Restated 1988 Non-Employee Director Stock Option Plan of the Registrant.

     10.03 Form of Option Agreement under the Registrant's 1988 Non-Employee Director Stock Option Plan.

     10.04(4) Special support services agreement between Registrant and Datapoint (UK) Ltd., dated August 1, 1997.

     10.05          1991 Employee Stock Purchase Plan, as amended.

     10.06(1) Common Stock Purchase Agreement dated September 23, 1994 between the Registrant and the purchasers named therein.

     10.07(1) Letter agreement dated December 30, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.

     10.08(2)(4)    Third party service provider agreement between the
                    Registrant and Grumman Systems Support Corporation.

     10.09(3) 1996 Stock Plan of the Registrant, as amended by amendment No. 1, attached hereto as exhibit 10.09.

     10.10(3) Form of Incentive Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.11(3) Form of Non-Qualified Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.12(3)            Executive Compensation Plan.

     10.13 Lease agreement between Registrant and Michelson Farm Westford Technology Park VI Limited Partnership for Westford Technology Park Building Six.

     10.14(4)       Distribution agreement between Lucent Technologies
                    Inc. (by and through its Business Communications
                    Systems Division) and the Registrant, dated May 2, 1997.

     21.            Subsidiaries of the Registrant.

     24.            Consent of Arthur Andersen LLP.

     27.            Financial Data Schedule.

(1) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.

(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1995.

(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.

(4)  Confidential treatment requested. Redacted version filed herewith.