Form 10-K/A
period 1995-12-31
DAVOX CORP
filed 1998-04-13
CIK 811640

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                  For the fiscal year ended December 31, 1997

                                      OR

[_]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from _______________ to __________________

                        Commission file number 0-15578

                               DAVOX CORPORATION

            (Exact name of registrant as specified in its charter)

           Delaware                                        02-0364368
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

            6 Technology Park Drive, Westford, Massachusetts  01886
             (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:  (978) 952-0200

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

                         Yes    X            No  ______
                              -----

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

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (i) by amending and restating Item 14 of such Form 10-K so that as amended and restated said Item 14 shall read in its entirety as set forth on the following pages, and (ii) to include new Exhibits
27.1 through 27.9, Restated Financial Data Schedules, which restate the Financial Data Schedules previously filed by the registrant covering fiscal periods during the past three fiscal years. Such restated Financial Data Schedules are required as a result of SFAS No. 128.

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

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1996.

     Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.

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

(c)  List of Exhibits.

   Exhibit
   Number              Description of Exhibit
   ------              ----------------------
   3.01(5)             Restated Certificate of Incorporation of the Registrant, as amended.
   3.02(5)             By-laws of the Registrant, as amended.
   4.01(5)             Description of Capital Stock contained in the Registrant's Restated Certificate of Incorporation, as amended, filed as Exhibit 3.01.
   10.01(5)            1986 Stock Option Plan of the Registrant, as amended.
   10.02(5)            Amended and Restated 1988 Non-Employee Director Stock Option Plan of the
                       Registrant.

   Exhibit
   Number              Description of Exhibit
   ------              ----------------------

   10.03(5)            Form of Option Agreement under the Registrant's 1988 Non-Employee Director
                       Stock Option Plan.
   10.04(4)(5)         Special support services agreement between Registrant and Datapoint (UK) Ltd., dated August 1, 1997.
   10.05(5)            1991 Employee Stock Purchase Plan, as amended.
   10.06(1)            Common Stock Purchase Agreement dated September 23, 1994 between the Registrant and the purchasers named therein.
   10.07(1)            Letter agreement dated December 30, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
   10.08(2)(4)         Third party service provider agreement between the Registrant and Grumman
                       Systems Support Corporation.
   10.09(3)            1996 Stock Plan of the Registrant, as amended by amendment No. 1, attached hereto as exhibit 10.09.
   10.10(3)            Form of Incentive Stock Option Agreement under the Registrant's 1996 Stock Plan.
   10.11(3)            Form of Non-Qualified Stock Option Agreement under the Registrant's 1996 Stock
                       Plan.
   10.12(3)            Executive Compensation Plan
   10.13(5)            Lease agreement between Registrant and Michelson Farm Westford Technology Park
                       VI Limited Partnership for Westford Technology Park Building Six.
   10.14(4)(5)         Distribution agreement between Lucent Technologies Inc. (by and through its
                       Business Communications Systems Division) and the Registrant, dated May 2, 1997.
   21.(5)              Subsidiaries of the Registrant.
   24.(5)              Consent of Arthur Andersen LLP.
   27.(5)              Financial Data Schedule.
   27.1                Restated Financial Data Schedule
   27.2                Restated Financial Data Schedule
   27.3                Restated Financial Data Schedule
   27.4                Restated Financial Data Schedule
   27.5                Restated Financial Data Schedule
   27.6                Restated Financial Data Schedule
   27.7                Restated Financial Data Schedule
   27.8                Restated Financial Data Schedule
   27.9                Restated Financial Data Schedule

(1) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.

(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1995.

(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.

(4) Confidential treatment has been granted for certain portions of these Exhibits. Redacted version filed herewith.

(5) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1997.