Form 10-Q
period 1998-03-31
DAVOX CORP
filed 1998-05-06
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                                YES   X  NO  ___
                                     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of May 4, 1998: 11,920,040 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:                                     Page No.
                                                                      -------
     Consolidated Balance Sheets as of
     March 31, 1998 (Unaudited) and December 31, 1997                    3

     Consolidated Statements of Income
     for the three months ended March 31, 1998
     and 1997 (Unaudited)                                                4

     Consolidated Statements of Cash Flows
     for the three months ended March 31, 1998
     and 1997 (Unaudited)                                                5

     Notes to Consolidated Financial Statements                          6 - 8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9 - 12


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                              13

 Item 6.  Exhibits and Reports on Form 8-K                               13

          Signatures                                                     14

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Amounts)

                                                            MARCH 31,       DECEMBER 31,
                                                               1998             1997
                                                         -------------     --------------
                             ASSETS                        (UNAUDITED)
Current assets:
     Cash and cash equivalents                                $21,417          $25,366
     Marketable securities                                     34,101           23,802
     Accounts receivable, net of reserves of
           approximately $910 and $1,048
           in 1998 and 1997, respectively                      12,682           10,359
     Interest receivable                                          543             ----
     Deferred tax assets                                        9,319            9,319
     Prepaid expenses and other current assets                  1,172              969
                                                        -------------      -----------
           Total current assets                                79,234           69,815

Property and equipment, net                                     4,440            4,585
Long-term deferred tax assets                                     669              669
Other assets                                                       92               99
                                                         ------------      -----------
                                                              $84,435          $75,168
                                                         ============      ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $5,172           $4,987
     Accrued expenses                                          12,855           10,223
     Customer deposits                                            784            2,018
     Deferred revenue                                           6,483            3,783
                                                        -------------     ------------
           Total current liabilities                           25,294           21,011
                                                        -------------     ------------

Commitments and Contingencies

Stockholders' equity:
     Common stock, $.10 par value  -
        Authorized - 30,000,000 shares
        Issued - 11,919,564 and 11,864,216
        shares in 1998 and 1997, respectively                   1,192            1,186
     Capital in excess of par value                            58,341           57,758
     Cumulative translation adjustment                            (37)            ----
     Accumulated deficit                                         (331)          (4,763)
                                                        -------------     ------------
                                                               59,165           54,181
     Less - Treasury stock, 3,294 shares                          (24)             (24)
                                                        -------------     ------------
            Total stockholders' equity                         59,141           54,157
                                                        -------------      -----------
                                                              $84,435          $75,168
                                                        =============     ============

                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands, Except Share and Per Share Amounts)
                                  (unaudited)


                                                                        For the Three Months
                                                                           Ended March 31,
                                                                    ----------------------------
                                                                        1998           1997
                                                                        ----           ----
Product revenue                                                       $ 15,440         $ 11,792
Service revenue                                                          7,720            5,477
                                                                    ----------       ----------
    Total revenue                                                       23,160           17,269
                                                                    ----------       ----------

Cost of product revenue                                                  3,124            2,806
Cost of service revenue                                                  4,444            3,503
                                                                    ----------       ----------
    Total cost of revenue                                                7,568            6,309
                                                                    ----------       ----------

    Gross profit                                                        15,592           10,960
                                                                    ----------       ----------

Research, development and engineering expenses                           2,486            1,882
Selling, general and administrative expenses                             7,132            5,072
                                                                    ----------       ----------
       Total operating expenses                                          9,618            6,954
                                                                    ----------       ----------

    Income from operations                                               5,974            4,006

Interest income                                                            758              410
Other expense                                                               15                1
                                                                    ----------       ----------

    Income before provisions for income taxes                            6,717            4,415
Provision for income taxes                                               2,284              530
                                                                    ----------       ----------
    Net income                                                      $    4,433       $    3,885
                                                                    ==========       ==========

Earnings per share:
    Basic                                                           $     0.37       $     0.35
                                                                    ==========       ==========
    Diluted                                                         $     0.35       $     0.31
                                                                    ==========       ==========
Weighted average shares outstandings
    Basic                                                           11,891,443       11,224,517
                                                                    ==========       ==========
    Diluted                                                         12,821,648       12,458,447
                                                                    ==========       ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                  For the Three Months
                                                                      Ended March 31,
                                                              ------------------------------

                                                                 1998                 1997
                                                              -----------        -----------
Cash Flows From Operating Activities:
  Net income                                                        4,433              3,885
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                                    696              1,007
     Provision for losses on accounts receivable                       24                 15
     Changes in current assets and liabilities -
         Accounts receivable                                       (2,347)            (3,721)
         Interest receivable                                         (543)              ----
         Prepaid expenses and other current assets                   (202)               296
         Accounts payable                                             185                117
         Accrued expenses                                           2,595                644
         Customer deposits                                         (1,234)            (1,397)
         Deferred revenue                                           2,700              2,510
                                                              -----------        -----------
         Net cash provided by operating activities                  6,307              3,356
                                                              -----------        -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                 (550)            (1,158)
  Decrease (increase) in other assets                                   6                (33)
  Purchases of marketable securities                              (22,640)            (2,753)
  Sales of marketable securities                                   12,340              5,993
                                                              -----------        -----------
         Net cash (used in) provided by investing activities      (10,844)             2,049
                                                              -----------        -----------
Cash Flows From Financing Activities:
  Principal payments of long-term debt                               ----                (15)
  Proceeds from exercise of stock options                             383                550
  Proceeds from employee stock purchase plan                          205                 84
                                                              -----------        -----------
         Net cash provided by financing activities                    588                619
                                                              -----------        -----------

         Net (decrease) increase in cash and cash equivalents      (3,949)             6,024

Cash and cash equivalents, beginning of period                     25,366             21,333
                                                              -----------        -----------

Cash and cash equivalents, end of period                      $    21,417        $    27,357
                                                              ===========        ===========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for income taxes                $       154        $         3
                                                              ===========        ===========

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 that was filed with the Securities and Exchange Commission on March 6, 1998. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the full fiscal year.

2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   Marketable Securities

     The Company's investment portfolio of debt securities consists of marketable securities classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities held at March 31, 1998 consist principally of Eurodollar bonds and commercial paper with original maturities of less than one year, and they are recorded at amortized cost.

     The fair value of marketable securities at March 31, 1998 was approximately equal to amortized cost. Gross unrealized holding losses at March 31, 1998 were approximately $14,443.

4.   Provision for Income Taxes

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1998 at an effective tax rate of 34%, which is lower than the combined federal and state statutory tax rates due primarily to utilization of tax credits and benefits derived from the Company's foreign sales corporation.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

5.   Earnings Per Share

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

     The calculations of basic and diluted earnings per share are as follows (in thousands, except per share data):

                                                  Three Months Ended March 31,
                                                       1998          1997
                                                       ----          ----
Net Income                                        $      4,433     $     3,885
                                                        ======          ======

Basic weighted average shares outstanding               11,891          11,225
Weighted average common equivalent shares                  931           1,233
                                                        ------          ------

Diluted weighted average shares outstanding             12,822          12,458
                                                        ======          ======

Basic earnings per share                                 $0.37           $0.35
Diluted earnings per share                               $0.35           $0.31

      As of March 31, 1998 and 1997, 184,828 and 210,349 weighted average common equivalent shares were not included in the diluted weighted average shares outstanding as they were antidilutive.

6.   Stock Split

     On April 24, 1997, the Company's Board of Directors authorized a three-for-two stock split that was effected in the form of a 50% stock dividend paid on May 28, 1997 to shareholders of record on May 13, 1997. The financial statements included herein have been retroactively restated for the effect of the stock split.

7.   Revenue Recognition

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. The Company believes that its revenue recognition practices are consistent with those required by SOP 97-2.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



8.   Other Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted SFAS No. 130 in 1998. The changes in the components of other comprehensive (loss) are reported as follows (in thousands):

                                                  For the three months ended
                                                       March 31, 1998
                                                       --------------
   Foreign currency translation
      adjustments                                          $  (37)
                                                           ------
   Other comprehensive (loss)                              $  (37)
                                                           ======

9.   Recently Issued Accounting Standards

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and interim period reporting is not required until interim periods beginning after December 15, 1998. Unless impracticable, companies would be required to restate prior period information upon adoption. Management does not expect the adoption of this standard to have a material impact on the Company and its operations.

10.  Subsequent Event

     In March, the Company announced that it had entered into an agreement whereby the Company would acquire AnswerSoft, Inc., a Richardson, Texas developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384,452 shares of Davox common stock, including shares which are subject to outstanding Answersoft, Inc. stock options and warrants. The acquisition will be accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 and was approved by the shareholders of both companies on May 6, 1998.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

   Total revenue for the first quarter of 1998 increased approximately $5.9 million, or 34.1% to $23.2 million compared to the same period in 1997.

   Product revenue increased approximately $3.6 million, or 30.9% to $15.4 million in the first quarter of 1998 as compared to the same period in 1997. This increase was caused by increased demand for the Unison(R) suite of call center management systems, especially the telemarketing, collections, inbound, and inbound/outbound call blending capabilities.

   Cost of product revenue increased approximately $318,000, or 11.3% to $3.1 million for the first quarter of 1998, but as a percentage of product revenue decreased 3.6% as compared to the first quarter of 1997. This decrease as a percentage of product revenue was mainly attributable to the increased volume of product shipments relative to fixed costs, and a higher margin product mix.

   Service revenue increased approximately $2.2 million, or 41.0% to $7.7 million for the first quarter of 1998 as compared to the first quarter of 1997. This increase was due to an increase in maintenance revenue related to the growth in the number of the Company's customers, increased installation revenue related to the increased volume of product shipments, and increased consulting revenue in the first quarter of 1998, as compared to the first quarter of 1997.

   Cost of service revenue increased approximately $941,000, or 26.9% to $4.4 million for the first quarter of 1998. This increase was attributable to provisions for potential customer upgrades, and higher payroll and related expenses in 1998 resulting from headcount increases. As a percentage of service revenue, cost of service revenue decreased by 6.4% as compared to the first quarter of 1997. This decrease was primarily attributable to the higher service revenue relative to fixed costs.

   Research, development and engineering expenses increased approximately $604,000, or 32.1% to $2.5 million for the first quarter of 1998 as compared to the same period in 1997. This increase was primarily attributable to higher payroll and related expenses in 1998 resulting from headcount increases, and higher consulting and depreciation expenses incurred in 1998. As a percentage of total revenue, research, development and engineering expenses decreased 0.2% from 10.9% for the first quarter of 1997 to 10.7% for the first quarter of 1998.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


          Selling, general and administrative (SG&A) expenses increased by approximately $2.1 million or 40.6% to $7.1 million for the first quarter of 1998 as compared to the same period in 1997. This increase was primarily attributable to increased payroll and related expenses in 1998 resulting from headcount increases and direct and indirect selling expenses related to the increased product and service revenue.

          Interest income in 1998 was derived primarily from money market instruments and investments in bonds and commercial paper. Interest income increased 84.9% for the first quarter of 1998, compared to the same period in 1997. This increase reflects the higher average cash and marketable securities balances in 1998 compared to 1997.

          In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1998 at an effective tax rate of 34%, which is lower than the combined federal and state statutory tax rates due primarily to utilization of tax credits and benefits derived from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1998, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $21.4 million as well as its marketable securities of approximately $34.1 million. As of the end of fiscal year 1997, the Company's cash and cash equivalent balances were approximately $25.4 million and its marketable securities were approximately $23.8 million. The increase was due primarily to favorable operating results, and proceeds from exercises of stock options. In addition, the Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of March 31, 1998.

          The Company's primary investing activities were purchases and sales of marketable securities and purchases of property and equipment. Property and equipment purchases were approximately $0.5 million during the first quarter of 1998, compared to approximately $1.2 million during the first quarter of 1997. Purchases and sales of marketable securities generated a net cash outflow of approximately $10.3 million during the first quarter of 1998, compared to a net cash inflow of approximately $3.2 million during the first quarter of 1997.

          Cash provided by financing activities is generated primarily from proceeds from exercises of stock options, and proceeds from purchases of stock through the Company's employee stock purchase plan. Proceeds from exercises of stock options were approximately $0.4 million during the first quarter of 1998, compared to approximately $0.5 million during the first quarter of 1997. Proceeds from purchases of stock through the employee stock purchase plan were approximately $0.2 million during the first quarter of 1998, compared to approximately $0.1 million during the first quarter of 1997.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

          At March 31, 1998, the working capital of the Company increased to approximately $53.9 million from approximately $48.8 million as of December 31, 1997. The increase was primarily attributable to the net income of approximately $4.4 million for the first three months of 1998, and the Company's recognition of its short term deferred tax assets in 1997 of approximately $9.3 million.

          Management believes, based on its current operating plan, that the Company's existing cash and marketable securities, cash generated from operations, and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the next twelve months.

ACQUISITION OF ANSWERSOFT, INC.

          In March, the Company announced that it had entered into an agreement whereby the Company would acquire AnswerSoft, Inc., a Richardson, Texas developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384,452 shares of Davox common stock, including shares which are subject to outstanding AnswerSoft, Inc., stock options and warrants. The acquisition will be accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 and was approved by the shareholders of both companies on May 6, 1998.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          In addition to historical information contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and the statements are subject to the safe harbors created thereby. The Company's future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, risks associated with the acquisition of AnswerSoft, Inc., competition and competitive pricing pressures, technological change, new product introduction and market acceptance, the ability of Davox to attract and retain key personnel, general economic conditions in the United States and worldwide markets served by Davox, and those other factors discussed from time to time in Davox's public reports filed with the Securities and Exchange Commission, such as those discussed under "Certain Factors That May Affect Future Results" in Davox's quarterly reports on Form 10-Q and annual report on Form 10-K, and the section entitled "Risk Factors" in the Company's recently filed Form S-4.

          Year 2000 Systems Modifications - We are continually in the process of updating our products, information and network systems and, as part of that process, we are evaluating the costs associated with modifying and testing our systems for the Year 2000. We expect to make some of the necessary modifications through our ongoing investment in systems upgrades. We are not yet able to estimate the incremental cost of the Year 2000 conversion effort but such costs will be expensed as incurred. The costs incurred to date have not been material. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Corporation's inability to implement such changes could have an adverse effect on future results of operations.

Note: Davox and Unison are registered trademarks and LYRICall and ComposeIt are trademarks of Davox Corporation. All other marks are the properties of their respective holders.

                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits

         Exhibit
         Number         Description of Exhibit
         ------         ----------------------
           27       Article 5 - Summary Financial Data Schedule


         (b) A current report on Form 8-K was filed on March 17, 1998, reporting, pursuant to Item 5, the Company's entering into an Agreement and Plan of Merger among the Company, Duke Acquisition Corporation ("DAC") and AnswerSoft, Inc. ("AnswerSoft") pursuant to which DAC will be merged with and into AnswerSoft and AnswerSoft will become a wholly-owned subsidiary of the Company. Pro forma financial information of the Company and AnswerSoft was filed as part of the Form 8-K.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DAVOX CORPORATION


Date:  May 6, 1998                           By: /s/ Alphonse M. Lucchese
                                                 ------------------------
                                                 Alphonse M. Lucchese
                                                 Chief Executive Officer
                                                 and Chairman (Principal
                                                 Executive Officer)


Date:  May 6, 1998                           By: /s/ John J. Connolly
                                                 --------------------
                                                 John J. Connolly
                                                 Vice President of Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)