Form 10-Q
period 1998-06-30
DAVOX CORP
filed 1998-08-14
CIK 811640

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of August 6, 1998: 14,226,879 shares.

                        DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION
                                                                        Page No.
                                                                        -------
  Item 1.  Financial Statements:

     Consolidated Balance Sheets as of
     June 30, 1998 and December 31, 1997............................       3

     Consolidated Statements of Income
     for the three months and six months ended June 30, 1998
     and 1997.......................................................       4

     Consolidated Statements of Cash Flows
     for the six months ended June 30, 1998 and 1997................       5

     Notes to Consolidated Financial Statements.....................     6 - 9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................    10 - 13


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings........................................      14

  Item 4.  Submission of Matters to a Vote of Security Holders......      14

  Item 5.  Other Information........................................      15

  Item 6.  Exhibits and Reports on Form 8-K.........................      15

           Signatures...............................................      16


                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, Except Share Amounts)
                                  (Unaudited)

                                                                June 30,        December 31,
                                                                  1998             1997
                             ASSETS                             --------        ------------
Current assets:
    Cash and cash equivalents                                    $20,680          $ 28,639
    Marketable securities                                         34,682            23,802
    Accounts receivable, net of reserves of
       approximately $968 and $1,134
       in 1998 and 1997, respectively                             19,997            12,599
    Interest receivable                                            1,073              ----
    Deferred tax assets                                            9,319             9,319
    Prepaid expenses and other current assets                      1,295             1,123
                                                                 -------          --------
       Total current assets                                       87,046            75,482
                                                                 -------          --------
Property and equipment, net                                        5,488             5,248
Long-term deferred tax assets                                        669               669
Other assets                                                         149               161
                                                                 -------          --------
                                                                 $93,352          $ 81,560
                                                                 =======          ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $ 6,011          $  5,247
    Accrued expenses                                              14,535            10,837
    Customer deposits                                              1,222             2,018
    Deferred revenue - current                                     5,969             4,355
    Current portion of long-term obligations                        ----               178
                                                                 -------          --------
       Total current liabilities                                  27,737            22,635
                                                                 -------          --------

    Deferred revenue - noncurrent                                    195               253
    Long-term obligations, less current portion                     ----               297
                                                                 -------          --------
       Total long term liabilities                                   195               550
                                                                 -------          --------

Stockholders' equity:
    Common stock $.10 par value -
     Authorized - 30,000,000 shares
     Issued - 14,203,091 and 13,868,097
     shares in 1998 and 1997, respectively                         1,420             1,387
    Capital in excess of par value                                72,646            71,598
    Cumulative translation adjustments                               (42)                7
    Accumulated deficit                                           (8,580)          (14,593)
                                                                 -------          --------
                                                                  65,444            58,399
     Less - Treasury stock, 3,294 shares at cost                     (24)              (24)
                                                                 -------          --------
       Total stockholders' equity                                 65,420            58,375
                                                                 -------          --------
                                                                 $93,352          $ 81,560
                                                                 =======          ========

 The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)


                                                        For the Three Months                  For the Six Months
                                                            Ended June 30,                       Ended June 30,
                                                -------------------------------------------------------------------------
                                                    1998               1997                 1998                1997
                                                    ----               ----                 ----                ----
Product revenue                                 $   15,072        $   13,833            $   31,426          $   27,055
Service revenue                                      9,118             6,124                17,184              11,897
                                                ----------        ----------            ----------          ----------
      Total revenue                                 24,190            19,957                48,610              38,952
                                                ----------        ----------            ----------          ----------

Cost of product revenue                              2,804             3,125                 5,951               5,992
Cost of service revenue                              4,789             3,967                 9,561               7,761
                                                ----------        ----------            ----------          ----------
      Total cost of revenue                          7,593             7,092                15,512              13,753
                                                ----------        ----------            ----------          ----------
      Gross profit                                  16,597            12,865                33,098              25,199
                                                ----------        ----------            ----------          ----------

Operating expenses:
Research, development and engineering expenses       2,918             2,500                 6,022               4,766
Selling, general and administrative expenses         8,930             6,677                18,137              13,154
Non-recurring merger transaction costs               1,329               --                  1,329                 --
Non-recurring merger-related integration costs         597               --                    597                 --
                                                ----------        ----------            ----------          ----------
      Total operating expenses                      13,774             9,177                26,085              17,920
                                                ----------        ----------            ----------          ----------

     Income from operations                          2,823             3,688                 7,013               7,279

Other income (primarily interest income)               724               468                 1,472                 899
                                                ----------        ----------            ----------          ----------
     Income before provision for income taxes        3,547             4,156                 8,485               8,178
Provision for income taxes                           1,206               556                 2,885               1,086
                                                ----------        ----------            ----------          ----------
      Net income                                 $   2,341         $   3,600             $   5,600           $   7,092
                                                ==========        ==========            ==========          ==========

Earnings per share:
      Basic                                      $    0.17         $    0.28             $    0.40           $    0.56
                                                ==========        ==========            ==========          ==========
      Diluted                                    $    0.16         $    0.26             $    0.37           $    0.51
                                                ==========        ==========            ==========          ==========

Weighted average shares outstanding:
       Basic                                    14,076,843        12,731,749            13,991,185          12,606,288
                                                ==========        ==========            ==========          ==========
       Diluted                                  14,870,098        14,059,931            14,956,245          13,942,552
                                                ==========        ==========            ==========          ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                      For the Six Months
                                                                        Ended June 30,
                                                                    ----------------------
                                                                      1998          1997
                                                                    --------      --------
Cash Flows From Operating Activities:
 Net income                                                         $  5,600      $  7,092
 Adjustments to reconcile net income to net cash
  provided by operating activities -
   Depreciation and amortization                                       1,580         1,923
   Provision for losses on accounts receivable                            92            30
   Changes in current assets and liabilities -
     Accounts receivable                                              (7,490)       (5,479)
     Interest receivable                                              (1,073)         ----
     Prepaid expenses and other current assets                          (172)          415
     Accounts payable                                                    764          (222)
     Accrued expenses                                                  3,649         1,993
     Customer deposits                                                  (796)         (458)
     Deferred revenue                                                  1,556         1,155
                                                                    --------      --------
     Net cash provided by operating activities                         3,710         6,449
                                                                    --------      --------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                  (1,820)       (2,261)
 Decrease in other assets                                                 12            78
 Purchases of marketable securities                                  (42,506)      (10,626)
 Sales of marketable securities                                       31,626        10,902
                                                                    --------      --------
     Net cash used in investing activities                           (12,688)       (1,907)
                                                                    --------      --------

Cash Flows From Financing Activities:
 Borrowings (payments) of long-term debt                                (475)          437
 Payment of note receivable from officers                                414          ----
 Proceeds from exercise of stock options                                 875         1,087
 Proceeds from employee stock purchase plan                              205            84
                                                                    --------      --------
     Net cash provided by financing activities                         1,019         1,608
                                                                    --------      --------

     Net (decrease) increase in cash and cash equivalents             (7,959)        6,150

Cash and cash equivalents, beginning of period                        28,639        24,275
                                                                    --------      --------

Cash and cash equivalents, end of period                            $ 20,680      $ 30,425
                                                                    ========      ========

Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for income taxes                       $    804      $    107
                                                                    ========      ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        DAVOX CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 that was filed with the Securities and Exchange Commission on March 6, 1998. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and six month periods ended June 30, 1998 may not be indicative of the results that may be expected for the full fiscal year.

2.  Acquisition of AnswerSoft, Inc.

     In May 1998, the Company acquired AnswerSoft, Inc., (ASI), a Richardson, Texas developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384,452 shares of Davox common stock, including shares which were subject to outstanding AnswerSoft, Inc. stock options and warrants. In connection with the merger with AnswerSoft, Inc., the Company incurred non-recurring merger transaction costs (primarily professional fees) of $1,329. In addition, the Company incurred non-recurring costs (primarily severance and lease termination costs) of $597 related to the integration of the two businesses. The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the historical information for 1998 and 1997 has been retroactively restated to reflect the merger. Revenues and net income (loss) for the separate entities prior to the acquisition and as restated for the combined Company are as follows:


                       For the three months    For the six months
                         ended March 31,         ended June 30,
                         1998        1997             1997
                         ----        ----             ----
   Davox
   -----
   Total revenue        $23,160     $17,269               $35,439
   Net income           $ 4,433     $ 3,885               $ 7,960

   AnswerSoft
   ----------
   Total revenue        $ 1,260     $ 1,726               $ 3,513
   Net income           $(1,173)    $  (393)              $  (868)

   Combined
   --------
   Total revenue        $24,420     $18,995               $38,952
   Net income           $ 3,260     $ 3,492               $ 7,092

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


3.  Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


4.  Marketable Securities

       The Company's investment portfolio of debt securities consists of marketable securities classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities held at June 30, 1998 consist principally of Eurodollar bonds and commercial paper with original maturities of less than one year, and they are recorded at amortized cost.


5.  Provision for Income Taxes

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


6.  Earnings Per Share

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

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


6.  Earnings Per Share (continued)

       The calculation of basic and diluted shares outstanding is as follows (in thousands):


                                              Three Months       Six Months
                                              Ended June 30,    Ended June 30,
                                              1998      1997    1998      1997
                                              ------   ------   ------   ------

Basic weighted average shares outstanding     14,077   12,732   13,991   12,606

Weighted average common equivalent shares        793    1,328      965    1,337
                                              ------   ------   ------   ------

Diluted weighted average shares outstanding   14,870   14,060   14,956   13,943
                                              ======   ======   ======   ======


     For the three month period ended June 30, 1998, 1,230,585 weighted average common equivalent shares were not included in the diluted weighted average shares outstanding as they were antidilutive. For the three month period ended June 30, 1997, there were no antidilutive shares. For the six month periods ended June 30, 1998 and 1997, 605,576 and 210,349 weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding as they were antidilutive.


7.  Revenue Recognition

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. The Company believes that its revenue recognition practices are consistent with those required by SOP 97-2.


8.  Comprehensive Income

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

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


8.  Comprehensive Income (continued)

     The changes in the components of comprehensive income are as follows (in thousands):



                                     For the Three Months    For the Six Months
                                     Ended June 30, 1998     Ended June 30, 1998
                                     --------------------   --------------------

   Net income                                2,341                  5,600
                                             =====                  =====
   Foreign currency translation
      adjustments                               (6)                   (49)
                                             -----                  -----

   Comprehensive income                      2,335                  5,551
                                             =====                  =====


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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1998 and 1997

   Total revenue for the second quarter of 1998 increased approximately $4.2 million, or 21.2% to $24.2 million compared to the same period in 1997, while total revenue for the first six months of 1998 increased approximately $9.7 million, or 24.8% to $48.6 million compared to the same period in 1997.

   Product revenue for the second quarter of 1998 increased approximately $1.2 million, or 9.0% to $15.1 million compared to the same period in 1997, while product revenue for the first six months of 1998 increased approximately $4.4 million, or 16.2% to $31.4 million compared to the same period in 1997. These increases were caused by higher demand for the Unison(R) suite of call center management systems with collections applications, which more than offset slightly lower demand for telemarketing applications.

   Cost of product revenue for the second quarter of 1998 decreased approximately $321,000, or 10.3% to $2.8 million compared to the same period in 1997. Cost of product revenue for the first six months of 1998 decreased approximately $41,000, or 0.7% to $6.0 million compared to the same period in 1997. These decreases were mainly attributable to a higher margin product mix.

   Service revenue for the second quarter of 1998 increased approximately $3.0 million, or 48.9% to $9.1 million compared to the same period in 1997. Service revenue for the first six months of 1998 increased approximately $5.3 million, or 44.4% to $17.2 million compared to the same period in 1997. These increases were due to an increase in maintenance revenue related to the growth in the number of the Company's customers, increased installation revenue related to the increased volume of product shipments, and increased professional services revenue in 1998, as compared to 1997.

   Cost of service revenue for the second quarter of 1998 increased approximately $822,000, or 20.7% to $4.8 million compared to the same period in 1997. Cost of service revenue for the first six months of 1998 increased $1.8 million, or 23.2% to $9.6 million compared to the same period in 1997. These increases were attributable to higher payroll and related expenses in 1998 resulting from customer service headcount increases, and to higher facilities related costs. As a percentage of service revenue, cost of service revenue decreased by 12.3% in the second quarter of 1998 as compared to the same period in 1997. As a percentage of service revenue, cost of service revenue decreased by 9.6% for the first six months of 1998 as compared to the same period in 1997. These decreases as a percentage of service revenue were primarily attributable to the higher service revenue relative to fixed costs.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


          Research, development and engineering expenses increased approximately $418,000, or 16.7% to $2.9 million for the second quarter of 1998 as compared to the same period in 1997. Research, development and engineering expenses increased approximately $1.3 million, or 26.4% to $6.0 million for the first six months of 1998 compared to the same period in 1997. These increases were primarily attributable to higher payroll and related expenses due to headcount increases in 1998, and to higher consulting, documentation, and depreciation expenses incurred in 1998. As a percentage of total revenue, research, development and engineering expenses decreased 0.4% to 12.1% for the second quarter of 1998 from 12.5% for the same period in 1997. As a percentage of total revenue, research, development and engineering expenses increased 0.2% to 12.4% for the first six months of 1998 from 12.2% for the same period in 1997.

          Selling, general and administrative (SG&A) expenses increased by approximately $2.3 million, or 33.7% to $8.9 million for the second quarter of 1998 compared to the same period in 1997. SG&A expenses increased by approximately $5.0 million, or 37.9% to $18.1 million for the first six months of 1998 compared to the same period in 1997. These increases were attributable to increased payroll and related expenses in 1998 resulting from headcount increases, and direct and indirect selling expenses related to the increased product and service revenue.

          In connection with the merger with AnswerSoft, Inc., the Company incurred non-recurring merger transaction costs (primarily professional fees) of $1,329. In addition, the Company incurred non-recurring costs (primarily severance and lease termination costs) of $597 related to the integration of the two businesses.

          Interest income in 1998 was derived primarily from investments in Eurodollar bonds, commercial paper, and money market instruments. Interest income increased 61.4% for the second quarter of 1998 compared to the same period in 1997. Interest income increased 69.2% for the first six months of 1998 compared to the same period in 1997. These increases reflect the higher average cash and marketable securities balances in 1998 compared to 1997.

          In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1998 at an effective tax rate of 34%, which is lower than the combined federal and state statutory tax rates due primarily to utilization of tax credits and net income benefits derived from the Company's foreign sales corporation. For the first six months of 1997, the Company had available significant net operating loss carryforwards, and provided for federal alternative minimum tax and for state income taxes in those states, which do not allow for net operating loss carryforwards.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)


LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1998, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $20.7 million as well as its marketable securities of approximately $34.7 million. As of the end of fiscal year 1997, the Company's cash and cash equivalent balances were approximately $28.6 million and its marketable securities were approximately $23.8 million. The increase was due primarily to favorable operating results, and proceeds from exercises of stock options. In addition, the Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of June 30, 1998.

          The Company's primary investing activities were purchases and sales of marketable securities and purchases of property and equipment. Property and equipment purchases were approximately $1.8 million during the first six months of 1998, compared to approximately $2.3 million during the first six months of 1997. Purchases and sales of marketable securities generated a net cash outflow of approximately $10.9 million during the first six months of 1998, compared to a net cash inflow of approximately $276,000 during the first six months of 1997.

          Cash provided by financing activities is generated primarily from proceeds from exercises of stock options, and from purchases of stock through the Company's employee stock purchase plan. Proceeds from exercises of stock options and purchases through the employee stock purchase plan totaled approximately $1.1 million during the first six months of 1998, compared to approximately $1.2 million during the first six months of 1997.

          At June 30, 1998, the working capital of the Company increased to approximately $59.3 million from approximately $52.8 million as of December 31, 1997. This increase was primarily attributable to the higher cash balance due to favorable operating results, and also to the higher receivable balance due to increased sales.

          Management believes, based on its current operating plan, that the Company's existing cash and marketable securities, cash generated from operations, and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the next twelve months.


ACQUISITION OF ANSWERSOFT, INC.

In May 1998, the Company acquired AnswerSoft, Inc., (ASI), a Richardson, Texas developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384,452 shares of Davox common stock, including shares which were subject to outstanding AnswerSoft, Inc. stock options and warrants. In connection with the merger with AnswerSoft, Inc., the Company incurred non-recurring merger transaction costs (primarily professional fees) of $1,329. In addition, the Company incurred non-recurring costs (primarily severance and lease termination costs) of $597 related to the integration of the two businesses.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)

ACQUISITION OF ANSWERSOFT, INC. (continued)

     The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the historical information for 1998 and 1997 has been retroactively restated to reflect the merger.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to historical information contained herein, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and the statements are subject to the safe harbors created thereby. The Company's future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, risks associated with the acquisition of AnswerSoft, Inc., competition and competitive pricing pressures, technological change, new product introduction and market acceptance, the ability of Davox to attract and retain key personnel, general economic conditions in the United States and worldwide markets served by Davox, and those other factors discussed from time to time in Davox's public reports filed with the Securities and Exchange Commission, such as those discussed under "Certain Factors That May Affect Future Results" in Davox's quarterly reports on Form 10-Q and annual report on Form 10-K, and the section entitled "Risk Factors" in the Company's recently filed Registration Statement on Form S-4, file no. 333-49479.

     Year 2000 Systems Modifications--The Company expects to be continually in the process of updating its products, information and network systems and, as part of that process, the Company is evaluating the costs associated with modifying and testing our systems for the Year 2000. The Company expects to make some of the necessary modifications through its ongoing investment in systems upgrades. The Company is not yet able to estimate the incremental cost of the Year 2000 conversion effort but such costs will be expensed as incurred. The costs incurred to date have not been material. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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


Item 4.  Submission of Matters to a Vote of Security-Holders

         The annual meeting of security-holders of the Company was held on May 6, 1998. The number of directors was fixed at four and the following persons were elected as directors:


                                     Total Votes   Total Votes
       Nominee                       for Nominee   Withheld for Nominee
       -------                       -----------   --------------------
       Alphonse M. Lucchese           10,957,204          21,986
       Michael D. Kaufman             10,957,204          21,986
       Walter J. Levison              10,957,204          21,986
       R. Scott Asen                  10,957,204          21,986


       The issuance of 2,384,452 shares of the Corporation's Common Stock, $.10 par value, pursuant to the Amended and Restated Agreement and Plan of Merger dated April 6, 1998 among the Corporation, Duke Acquisition Corporation, and AnswerSoft, Inc., was approved with 9,275,040 shares voting in favor, 50,564 shares voting against and 51,165 shares abstaining.

       A proposal to approve an increase in the number of shares of the Corporation's Common Stock, $.10 par value, available for issuance under the Corporation's 1996 Stock Plan to 1,950,000 shares, was adopted and approved, with 5,678,566 shares voting in favor, 3,686,547 shares voting against and 11,746 shares abstaining.

       The selection of the firm Arthur Andersen LLP as auditors for the fiscal year ending December 31, 1998 was ratified, with 10,951,384 shares voting in favor, 8,195 shares voting against and 19,611 shares abstaining.

Item 5.  Other Information

       Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 7, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 20, 1999. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.



Item 6.  Exhibits and Reports on Form 8-K

       (a)  List of Exhibits

       Exhibit
       Number         Description of Exhibit
       ------        -----------------------
        27          Article 5 - Summary Financial Data Schedule


       (b) A Current Report on Form 8-K, dated May 6, 1998, was filed on May 8, 1998, reporting, pursuant to Item 2, the Company's acquisition of AnswerSoft, Inc. pursuant to the Agreement and Plan of Merger among the Company, Duke Acquisition Corporation and AnswerSoft, Inc. Unaudited pro-forma combined condensed financial information was filed as part of the Form 8-K.

       (c) An amendment to the Company's Current Report on Form 8-K dated May 6, 1998 was filed on May 11, 1998, amending and restating in its entirety the Current Report on Form 8-K dated May 6, 1998 (the "Form 8-K") to correct the omission of certain pages from the original filing which resulted from a transmission error.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DAVOX CORPORATION


Date:  August 12, 1998                  By: /s/ Alphonse M. Lucchese
                                            ------------------------
                                            Alphonse M. Lucchese
                                            Chief Executive Officer
                                            and Chairman (Principal
                                            Executive Officer)



Date: August 12, 1998                   By: /s/ John J. Connolly
                                           --------------------
                                           John J. Connolly
                                           Vice President of Finance
                                           and Chief Financial Officer
                                           (Principal Financial Officer)