Form 10-Q
period 1998-09-30
DAVOX CORP
filed 1998-11-12
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(MARK ONE)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of October 30, 1998: 14,256,998 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements:                       Page No.
                                                                     -------

            Balance Sheets as of
            September 30, 1998 and December 31, 1997                    3

            Statements of Income
            for the Three Months and Nine Months ended
            September 30, 1998 and 1997                                 4

            Statements of Cash Flows
            for the Nine Months ended September 30, 1998 and 1997       5

            Notes to Consolidated Financial Statements                6 - 9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      10 - 16


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                           17

   Item 5.  Other Information                                           17

   Item 6.  Exhibits and Reports on Form 8-K                            17

            Signatures                                                  18

                         PART I. FINANCIAL INFORMATION
                   ITEM I. CONSOLIDATED FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (In Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)

                                                                               September 30,              December 31,
                                            ASSETS                                  1998                      1997
                                                                             -------------------       -------------------
Current assets:
        Cash and cash equivalents                                                   $    22,744               $    28,639
        Marketable securities                                                            33,883                    23,802
        Accounts receivable, net of reserves of
              approximately $941 and $1,134
              in 1998 and 1997, respectively                                             18,043                    12,599
        Interest receivable                                                               1,232                         -
        Deferred tax assets                                                               9,319                     9,319
        Prepaid expenses and other current assets                                         1,347                     1,123
                                                                             -------------------       -------------------
              Total current assets                                                       86,568                    75,482
                                                                             -------------------       -------------------

Property and equipment, net                                                               5,714                     5,248
Long-term deferred tax assets                                                               669                       669
Other assets                                                                                457                       161
                                                                             -------------------       -------------------
                                                                                    $    93,408               $    81,560
                                                                             ===================       ===================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                             $    5,294                $    5,247
        Accrued expenses                                                                 13,708                    10,837
        Customer deposits                                                                 1,536                     2,018
        Deferred revenue                                                                  5,148                     4,355
        Current portion of long-term obligations                                              -                       178
                                                                             -------------------       -------------------
              Total current liabilities                                                  25,686                    22,635
                                                                             -------------------       -------------------

        Deferred revenue - net of current portion                                            79                       253
        Long-term obligations - net of current portion                                        -                       297
                                                                             -------------------       -------------------
              Total long term liabilities                                                    79                       550
                                                                             -------------------       -------------------

Stockholders' equity:
        Common stock, $.10 par value  -
           Authorized - 30,000,000 shares
           Issued - 14,253,930 and 13,868,097
           shares in 1998 and 1997, respectively                                          1,425                     1,387
        Capital in excess of par value                                                   72,986                    71,598
        Cumulative translation adjustments                                                  (47)                        7
        Accumulated deficit                                                              (6,697)                  (14,593)
                                                                             -------------------       -------------------

                                                                                         67,667                    58,399
           Less - Treasury stock, 3,294 shares at cost                                      (24)                      (24)
                                                                             -------------------       -------------------

               Total stockholders' equity                                                67,643                    58,375
                                                                             -------------------       -------------------

                                                                                    $    93,408               $    81,560
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

                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)


                                                                    For the Three Months                 For the Nine Months
                                                                     Ended September 30,                  Ended September 30,
                                                              --------------------------------------------------------------------

                                                                    1998             1997                1998             1997
                                                                    ----             ----                ----             ----

Product revenue                                                 $    11,759       $   14,494         $    43,186      $    41,548
Service revenue                                                       9,180            6,391              26,363           18,288
                                                                -----------       ----------         -----------      -----------
      Total revenue                                                  20,939           20,885              69,549           59,836
                                                                -----------       ----------         -----------      -----------

Cost of product revenue                                               2,346            2,969               8,297            8,961
Cost of service revenue                                               5,250            4,026              14,811           11,786
                                                                -----------       ----------         -----------      -----------
      Total cost of revenue                                           7,596            6,995              23,108           20,747
                                                                -----------       ----------         -----------      -----------

      Gross profit                                                   13,343           13,890              46,441           39,089
                                                                -----------       ----------         -----------      -----------

Operating expenses:
Research, development and engineering expenses                        3,019            2,761               9,041            7,526
Selling, general and administrative expenses                          8,198            7,833              26,336           20,988
Non-recurring merger transaction costs                                    -                -               1,329                -
Non-recurring merger-related integration costs                            -                -                 597                -
                                                                -----------       ----------         -----------      -----------
       Total operating expenses                                      11,217           10,594              37,303           28,514
                                                                -----------       ----------         -----------      -----------

      Income from operations                                          2,126            3,296               9,138           10,575

Other income, net                                                       727              510               2,200            1,408
                                                                -----------       ----------         -----------      -----------

      Income before provision for income taxes                        2,853            3,806              11,338           11,983

Provision for income taxes                                              970              675               3,855            1,761
                                                                -----------       ----------         -----------      -----------

       Net income                                               $     1,883       $    3,131         $     7,483      $    10,222
                                                                ===========       ==========         ===========      ===========


Earnings per share:
       Basic                                                    $      0.13       $     0.24         $      0.53      $      0.80
                                                                ===========       ==========         ===========      ===========
       Diluted                                                  $      0.13       $     0.22         $      0.50      $      0.72
                                                                ===========       ==========         ===========      ===========

Weighted average shares outstanding:
       Basic                                                     14,233,907       12,886,838          14,072,981       12,701,065
                                                                ===========       ==========         ===========      ===========
       Diluted                                                   14,819,567       14,362,668          14,843,465       14,144,014
                                                                ===========       ==========         ===========      ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                       -------------------------------------
                                                                         1998                         1997
                                                                      ----------                    ----------
Cash Flows From Operating Activities:
  Net income                                                         $     7,483                    $   10,222
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                                         2,450                         2,778
     Provision for losses on accounts receivable                             116                           116
     Changes in current assets and liabilities -
         Accounts receivable                                              (5,560)                       (5,998)
         Interest receivable                                              (1,232)                            -
         Prepaid expenses and other current assets                          (224)                          826
         Accounts payable                                                     47                            64
         Accrued expenses                                                  2,816                         2,484
         Customer deposits                                                  (482)                         (641)
         Deferred revenue                                                    619                           996
                                                                      ----------                    ----------
         Net cash provided by operating activities                         6,033                        10,847
                                                                      ----------                    ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                                     (2,916)                       (3,962)
  (Increase) decrease in other assets                                       (295)                          113
  Purchases of marketable securities                                     (63,386)                      (21,405)
  Sales of marketable securities                                          53,305                        15,587
                                                                      ----------                    ----------
         Net cash used in investing activities                           (13,292)                       (9,667)
                                                                      ----------                    ----------

Cash Flows From Financing Activities:
  Principal (payments) borrowings of long-term obligations                  (475)                          437
  Payment of note receivable from officers                                   414                             -
  Proceeds from issuance of preferred stock                                    -                         5,075
  Proceeds from exercise of stock options                                    971                         1,107
  Proceeds from employee stock purchase plan                                 454                           245
                                                                      ----------                    ----------
        Net cash provided by financing activities                          1,364                         6,864
                                                                      ----------                    ----------

        Net (decrease) increase in cash and cash equivalents              (5,895)                        8,044

Cash and cash equivalents, beginning of period                            28,639                        24,275
                                                                      ----------                    ----------

Cash and cash equivalents, end of period                              $   22,744                    $   32,319
                                                                      ==========                    ==========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for income taxes                        $    1,340                    $      181
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

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 that was filed with the Securities and Exchange Commission on March 6, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and nine month periods ended September 30, 1998 may not be indicative of the results that may be expected for the full fiscal year.

2.    Acquisition of AnswerSoft, Inc.

      In May 1998, the Company acquired AnswerSoft, Inc., (ASI), a Richardson, Texas developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384,452 shares of Davox common stock, including shares which were subject to outstanding ASI stock options and warrants. In connection with the merger with ASI, the Company incurred non-recurring merger transaction costs, primarily professional fees, of $1.3 million. In addition, the Company incurred non-recurring costs, primarily severance and lease termination costs, of $597,000 related to the integration of the two businesses. The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the historical information for 1998 and 1997 has been retroactively restated to reflect the merger. Revenue and net income (loss) for the separate entities prior to the acquisition and restated for the combined Company are as follows:


                            For the Nine Months
                            Ended September 30,
                                    1997
                                    ----
      Davox
      -----
      Total revenue                $55,244
      Net income                   $12,913

      AnswerSoft
      ----------
      Total revenue                $ 4,592
      Net loss                     $(2,691)

      Combined
      --------
      Total revenue                $59,836
      Net Income                   $10,222

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



4.  Marketable Securities

       The Company's investment portfolio of debt securities consists of marketable securities classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The marketable securities held at September 30, 1998 consist primarily of Eurodollar bonds and commercial paper with original maturities of less than one year, and they are recorded at amortized cost.



5.  Derivative Financial Instruments and Fair Value of Financial Instruments

         The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments.

         SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at September 30, 1998 and December 31, 1997 due to the short-term nature of these instruments.


6.  Provision for Income Taxes

         In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1998 at an effective tax rate of 34%, which is lower than the combined federal and state statutory tax rates due primarily to the utilization of tax credits and benefits derived from the Company's foreign sales corporation.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

7.  Earnings Per Share

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

       The calculation of basic and diluted shares outstanding is as follows (in thousands):

                                                               Three Months     Nine Months
                                                              Ended Sept. 30,  Ended Sept. 30,
                                                                1998    1997    1998   1997
                                                               ------  ------  ------  -----
       Basic weighted average shares outstanding               14,234  12,887  14,073  12,701

       Weighted average common equivalent shares                  586   1,476     770   1,443
                                                               ------  ------  ------  ------

       Diluted weighted average shares outstanding             14,820  14,363  14,843  14,144
                                                               ======  ======  ======  ======


     For the three month period ended September 30, 1998, 1,777,602 weighted average common equivalent shares were not included in the diluted weighted average shares outstanding as they were antidilutive. For the three month period ended September 30, 1997, there were no antidilutive shares. For the nine month period ended September 30, 1998, 1,180,787 weighted average common equivalent shares were not included in the diluted weighted average shares outstanding as they were antidilutive. For the nine month period ended September 30, 1997, there were no antidilutive shares.


8.      Revenue Recognition

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. The Company believes that its revenue recognition practices are consistent with those required by SOP 97-2.


9.   Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

9.     Comprehensive Income (continued)

     The components of comprehensive income are as follows (in thousands):

                                   For the Three Months    For the Nine Months
                                   Ended Sept. 30, 1998   Ended Sept. 30, 1998
                                   ---------------------  ---------------------
   Net income                             $1,883                 $7,483
   Foreign currency translation
      adjustments                             (5)                   (54)
                                          ------                 ------

   Comprehensive income                   $1,878                 $7,429
                                          ======                 ======


10.      Recently Issued Accounting Standards

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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1998 and 1997

   Total revenue for the third quarter of 1998 increased approximately $54,000, or 0.3% to $20.9 million compared to the same period in 1997, while total revenue for the first nine months of 1998 increased approximately $9.7 million, or 16.2% to $69.5 million as compared to the same period in 1997.

   Product revenue for the third quarter of 1998 decreased approximately $2.7 million, or 18.9% to $11.8 million compared to the third quarter of 1997. This decrease was due to lower sales of Unison(R) systems with collections and telemarketing applications, which was partially offset by higher sales of Concerto(TM) inbound products. Product revenue for the first nine months of 1998 increased approximately $1.6 million, or 3.9% to $43.2 million compared to the first nine months of 1997. This increase for the first nine months of 1998 was due primarily to the higher sales of Unison(R) systems with collections applications, achieved during the first and second quarters of 1998.

   Cost of product revenue for the third quarter of 1998 decreased approximately $623,000, or 21.0% to $2.3 million compared to the same period in 1997. As a percentage of product revenue, the cost of product revenue decreased by 0.5% in the third quarter of 1998 compared to the same period in 1997. This decrease was due primarily to the lower product volume in the quarter and to a continued decrease in the hardware content of the Company's products. Cost of product revenue for the first nine months of 1998 decreased approximately $664,000, or 7.4% to $8.3 million compared to the same period in 1997. As a percentage of product revenue, the cost of product revenue for the first nine months of 1998 decreased 2.4% compared to the same period in 1997. The decrease in cost of product revenue for the first nine months of 1998 was due primarily to the continued decrease in the hardware content of the Company's products.

   Service revenue for the third quarter of 1998 increased approximately $2.8 million, or 43.6% to $9.2 million compared to the same period in 1997. Service revenue for the first nine months of 1998 increased approximately $8.1 million, or 44.2% to $26.4 million compared to the same period in 1997. The increases in service revenue for the third quarter of 1998 and for the first nine months of 1998 were due to increases in maintenance revenue, implementation revenue, and professional services revenue in 1998 as compared to 1997, resulting from increases in the number of the Company's customers.

   Cost of service revenue for the third quarter of 1998 increased approximately $1.2 million, or 30.4% to $5.2 million compared to the same period in 1997. Cost of service revenue for the first nine months of 1998 increased approximately $3.0 million, or 25.7% to $14.8 million compared to the same period in 1997. These increases were attributable to higher payroll and payroll related expenses in 1998 resulting from customer service headcount increases, higher recruiting and consulting costs.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     As a percentage of service revenue, cost of service revenue decreased by 5.8% in the third quarter of 1998 compared to the same period in 1997, and decreased by 8.3% for the first nine months of 1998 compared to the same period in 1997. These decreases as a percentage of service revenue were primarily attributable to the higher service revenue relative to fixed costs.

   Research, development and engineering expenses increased approximately $258,000, or 9.3% to $3.0 million for the third quarter of 1998 as compared to the same period in 1997. Research, development and engineering expenses increased approximately $1.5 million, or 20.1% to $9.0 million for the first nine months of 1998 compared to the same period in 1997. These increases were primarily attributable to higher payroll and related expenses, higher documentation and depreciation expenses incurred in 1998.

   Selling, general and administrative (SG&A) expenses increased by approximately $365,000, or 4.7% to $8.2 million for the third quarter of 1998 compared to the same period in 1997. This increase was due to higher payroll and sales related expenses resulting from a larger headcount in the sales force in the third quarter of 1998. SG&A expenses increased by approximately $5.3 million, or 25.5% to $26.3 million for the first nine months of 1998 compared to the same period in 1997. This increase was attributable to higher payroll and sales related expenses resulting from a larger headcount in the sales force in 1998.

   In connection with the merger with AnswerSoft, Inc., the Company incurred non-recurring merger transaction costs, primarily professional fees, of $1.3 million. In addition, the Company incurred non-recurring costs, primarily severance and lease termination costs, of $597,000 related to the integration of the two businesses.

   Other income in 1998 was derived primarily from investments in Eurodollar bonds, commercial paper, and money market instruments, net of interest expense. Other income increased 42.5% for the third quarter of 1998 compared to the same period in 1997. Other income increased 56.3% for the first nine months of 1998 compared to the same period in 1997. These increases reflect the higher average cash and marketable securities balances in 1998 compared to 1997.

   In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1998 at an effective tax rate of 34%, which is lower than the combined federal and state statutory tax rates due primarily to the utilization of tax credits and benefits derived from the Company's foreign sales corporation. For the first nine months of 1997, the Company had available significant net operating loss carryforwards and provided for federal alternative minimum tax, as well as for state income taxes in those states which do not allow for net operating loss carryforwards, at an effective tax rate of 14.7%.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 1998, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $22.7 million as well as its marketable securities of approximately $33.9 million. As of December 31, 1997, the Company's cash and cash equivalent balances were approximately $28.6 million and its marketable securities were approximately $23.8 million. The overall increase of approximately $4.2 million in the total cash and marketable securities was due primarily to favorable operating results, increase in interest income, and proceeds from exercises of stock options, offset by the purchase of property and equipment. In addition, the Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of September 30, 1998.

   The Company's primary investing activities were purchases of property and equipment, and purchases and sales of marketable securities. Property and equipment purchases totaled approximately $2.9 million during the first nine months of 1998, compared to approximately $4.0 million during the first nine months of 1997. Purchases and sales of marketable securities generated a net cash outflow of approximately $10.1 million during the first nine months of 1998, compared to a net cash outflow of approximately $5.8 million during the first nine months of 1997.

     Cash provided by financing activities during the first nine months of 1998 totaled approximately $1.4 million, and was generated primarily from proceeds from exercises of stock options, from purchases of stock through the Company's employee stock purchase plan, and from repayment of a note receivable from an AnswerSoft officer, offset by payment of long-term obligations. Cash provided by financing activities during the first nine months of 1997 totaled approximately $6.9 million, and was generated primarily from issuance of preferred stock, from exercises of stock options, from purchases of stock through the employee stock purchase plan, and from borrowings of long-term obligations.

   At September 30, 1998, the working capital of the Company increased to approximately $60.9 million from approximately $52.8 million as of December 31, 1997. This increase was primarily attributable to the higher total cash and marketable securities balance from favorable operating results in 1998, and increases in interest and account receivables.

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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


ACQUISITION OF ANSWERSOFT, INC.

     In May 1998, the Company acquired AnswerSoft, Inc., (ASI), a Richardson, Texas developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384,452 shares of Davox common stock, including shares which were subject to outstanding ASI stock options and warrants. In connection with the merger with ASI, the Company incurred non-recurring merger transaction costs, primarily professional fees, of $1.3 million. In addition, the Company incurred non-recurring costs, primarily severance and lease termination costs, of $597,000 related to the integration of the two businesses. The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the historical information for 1998 and 1997 has been retroactively restated to reflect the merger.



YEAR 2000 READINESS DISCLOSURE

     The Year 2000 presents potential concerns and issues for the Company as well as other companies in the information technology industry. In general, Year 2000 compliance issues typically arise in computer software and hardware systems that use two digit date formats, instead of four digit dates, to represent a particular year. Users must test their unique combination of hardware, system software (including databases, transaction processors, and operating systems) and application software in order to achieve Year 2000 readiness.


Year 2000 Committee
-------------------

     The Company has established a Year 2000 steering committee under the auspices of the Company's senior technical executive to evaluate, plan and implement policies and practices, including contingency planning, and to address the impact of the Year 2000 on the Company and its products. The Company's Year 2000 readiness preparations fall into three categories: (1) product readiness, addressing product functionality; (2) internal readiness, addressing the Year 2000 operability of internal information technology ("IT") systems and mission critical non-IT systems; and (3) third party readiness, addressing the preparedness of relevant third parties and the Year 2000 operability of products furnished for internal use and resale. After reviewing these areas, the committee will report to the Board of Directors specific areas of concern and a plan for resolving and further testing of any remaining Year 2000 issues. The committee will also formulate a contingency plan in the event that the committee reasonably determines that certain Year 2000 issues may not be resolved by the end of 1999 or if unforeseen problems arise.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Status of Investigation--Product Readiness
-------------------------------------------

     The Company has established Year 2000 date operability standards against which the most current versions of its software products are being tested. The Company has completed testing of its current line of Unison software products and believes the most current versions conform to these standards and are Year 2000 ready. In connection with the acquisition of AnswerSoft, Inc. in May 1998, the Company acquired the Concerto line of software tool products. The Company has completed testing of the core Concerto software products and the Company expects to complete testing of the remaining Concerto products by the end of the first quarter of 1999. Based on its preliminary test results, the Company believes that the core Concerto software products conform to its test standards and are Year 2000 ready. Despite the Company's preliminary testing, there can be no assurance that the Company's products do not contain undetected errors or defects related to Year 2000 operability that may result in material costs to the Company or that the Company's products contain all features and functionality considered necessary by customers, end users and distributors to be Year 2000 ready.

     In early 1994, the Company discontinued its Computerized Automated Dialing System ("CAS") and Communications Resource Server ("CRS") product lines and introduced the Unison brand line of software products. Support of the CAS and CRS products will be discontinued as of December 31, 1999. The Company has not tested the CAS and CRS product lines and believes they do not conform to its test standards and are not Year 2000 ready. The Company has actively been notifying known users of these products that support is being discontinued and that users may experience Year 2000 related operability issues. Users of these discontinued or "legacy" products are being encouraged to migrate to the Unison product line. The Company's exposure arising from its legacy products is not known. The Company does expect to incur additional costs associated with migrating users of legacy products, but does not believe these costs will be material.

     While the Company believes that most of its products are Year 2000 ready, other factors may result in an application created using the Company's products not being Year 2000 ready. Some of these factors include improper programming techniques used by third parties in creating the application, customization, or non-compliance of hardware, software or firmware not provided by the Company with which the products operate. The Company does not believe that it would be liable in such an event. However, due to the unprecedented nature of the potential litigation related to Year 2000 readiness as discussed in the industry and popular press, the most likely worst case scenario is that the Company would be subject to litigation. It is uncertain whether or to what extent the Company may be affected by such litigation.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Status of Investigation--Product Readiness (continued)
------------------------------------------------------

     The Company plans to test only the current versions of its products, and does not plan to test earlier versions of products. The Company believes a substantial number of the Company's customers are running product versions which have not been tested and may experience Year 2000 date related operability issues. The Company is in the process of identifying these customers and encouraging them to migrate to current versions of the products. Further, the Company cautions users of such products to conduct their own Year 2000 operability testing to determine if continued use of the products allows them to meet their own Year 2000 readiness objectives. While many Customers will be upgraded to Year 2000 ready versions of products under maintenance coverage, if eligible, in the normal course the Company expects to incur some increased expenses associated with the furnishing of upgrades and modifications. In addition, the ability of the Company to implement upgrades in time to meet customer's Year 2000 readiness requirements requires the continued availability of qualified technical personnel and the Company may incur additional costs to attract and retain such personnel as the Year 2000 draws closer. The Company does not believe that the cost of potential upgrades or modifications will have a material effect on the Company's business, financial condition and operating results.


Status of Investigation--Internal Readiness
-------------------------------------------

     The Company is also engaged in conducting a Year 2000 readiness audit of its internal IT systems (including telecommunication, facilities management, safety and security systems). Although the Company is not presently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company is continuing its investigation and there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which includes third party hardware, firmware, and software. The Company will continue its testing of internal systems through the first quarter of 2000.

Status of Investigation--Third Party Readiness
----------------------------------------------

     The Company has not assessed fully the Year 2000 readiness of material third parties, such as public utilities and key clients or suppliers, who provide external services to the Company. The Company expects to substantially complete these assessments and testing by the middle of 1999. The Company has certain key relationships with suppliers which furnish components and software used by the Company in its products. If these suppliers fail to adequately address the Year 2000 issue for the products they supply the Company, this could have a material adverse effect on the Company's operations, reputation, and financial results. Certain of the Company's products contain third party components and software that is integral to its operation for which the cost and time to integrate alternative components or software into these products would be material.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Contingency Plans and Worst Case Scenario
-----------------------------------------

   At the present time, the Company does not have a contingency plan to operate in the event that its products, systems, or business partners are not Year 2000 ready. If the Company's investigations suggest that there is a significant risk that certain products, systems, or business partners might not be Year 2000 ready, the Company will develop a contingency plan. The Company is not in a position to determine what would be its most reasonably likely worst case Year 2000 scenario or any plan for handling such scenario.


Costs, Source of Funds and Accounting Treatment
-----------------------------------------------

   The Company's policy is to expense all costs related to its Year 2000 compliance program unless the useful life of the technological asset is extended or increased. The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. At this time, the Company intends to fund Year 2000 expenses through cash flows from operations.

   The impact of the Year 2000 is difficult to discern, but is a risk to be considered when evaluating future growth and performance of the Company.



CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results and the Company's expectations regarding Year 2000 compliance. The Company's future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, risks associated with the acquisition of AnswerSoft, Inc., competition and competitive pricing pressures, technological change, new product introduction and market acceptance, the inability of the Company to complete its Year 2000 investigation and successfully implement its Year 2000 compliance program, the ability of Davox to attract and retain key personnel, general economic conditions in the United States and worldwide markets served by Davox, and those other factors discussed from time to time in Davox's public reports filed with the Securities and Exchange Commission, such as those discussed under "Certain Factors That May Affect Future Results" in Davox's quarterly reports on Form 10-Q and annual report on Form 10-K, and the section entitled "Risk Factors" in the Company's recently filed Registration Statement on Form S-4, file no. 333-49479.

                         PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

       A customer of Davox has been sued for patent infringement by Manufacturing Administration and Management Systems, Inc. ("MAMS") alleging that the customer's use of a computer driven automated dialer infringes MAMS's patent. Under Davox's contract with this customer, Davox is obligated to defend and indemnify such customer against any such claims. In the third quarter of 1998, Davox sued MAMS in federal court in the Eastern District of New York in an action entitled "Davox Corporation v. Manufacturing Administration and Management Systems, Inc." In the lawsuit, Davox is seeking a declaratory judgment that its products do not infringe the MAMS patent or, in the alternative, that the MAMS patent is invalid. Davox believes that MAMS's assertions of patent infringement are without merit, and Davox will vigorously pursue this action against MAMS.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits


         Exhibit
         Number    Description of Exhibit
         ------    ----------------------
           27      Article 5  Summary Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DAVOX CORPORATION


Date:  November 12, 1998                 By: /s/ Alphonse M. Lucchese
                                             ------------------------
                                             Alphonse M. Lucchese
                                             Chief Executive Officer
                                             and Chairman (Principal
                                             Executive Officer)



Date: November 12, 1998                  By: /s/ John J. Connolly
                                             --------------------
                                             John J. Connolly
                                             Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer)