Form 10-K
period 1998-12-31
DAVOX CORP
filed 1999-03-08
CIK 811640

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996) For the fiscal year ended December 31, 1998
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from __________ to __________
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

                  Yes    X            No
                      -------            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value, as of March 1, 1999 of Common Stock held by non-
affiliates of the registrant:   $106,619,745 based on the last reported sale
price on the National Market System as reported by Nasdaq on that date.

Number of shares of Common Stock outstanding at March 1, 1999: 14,379,418

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such Proxy Statement are incorporated by reference in Part III.

                                     PART I

CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Statements set forth herein may contain "forward-looking" information that involves risks and uncertainties. Actual future financial or operating results may differ materially from such forward-looking statements. Statements indicating that the Company "expects," "estimates," "believes," "is planning," or "plans to" are forward looking, as are other statements concerning future financial or operating results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail under Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues that the Company may face.

ITEM. 1  BUSINESS

GENERAL

     Davox Corporation ("Davox" or the "Company") is principally a software and systems integration company that develops, markets, implements, supports, and services management systems for call center operations. These call center operations are engaged in a variety of business applications including credit/collections, customer service, telephone sales, and fund raising. Davox /(R)/ solutions assist call center operations, integrate customers' existing voice and data systems, manage outbound, inbound and combined outbound/inbound calling applications and focus on improving the quality of each customer contact, as well as the volume of calls handled. This increased productivity and efficiency, as documented by Davox users, has resulted in lower labor costs, increased revenue and/or increased transaction capacity for the user organization and improved service levels.

     Davox, through its direct sales force and third-party distribution channels, has provided unified call center solutions to various industries, including financial services, retailers, entertainment companies, telemarketing organizations, telecommunications companies and utilities. The Company's current customers include: AT&T, Bell Atlantic, British Telecom, General Electric Capital Corporation, Chase Bank, Household International, May Companies, NationsBank, Precision Response Corporation, Prudential Insurance Company of America, Superstar Satellite Entertainment, TeleTech Holding, USAA Federal Savings Bank, Unitel Corporation, and WGBH Television.

     The Company was incorporated in Massachusetts in 1981 and reorganized in Delaware in 1982. The Company's principal offices are located at 6 Technology Park Drive, Westford, Massachusetts 01886 and its telephone number is (978) 952-0200.

OVERVIEW

     Today's businesses understand that their most important asset and source for additional business is their customers; therefore, within most corporations, several departments are in almost constant contact with buyers or users of their goods or services. These departments, or call centers place and/or receive phone calls, email and faxes supplying information to or receiving information from the customer and process account information from a database. The mission of call center management is to increase the productivity of telephone agents, improve the efficiency of the calling operation, and enhance the quality of customer service.

     To achieve the mission of the call center, businesses have invested in different types of technology to accommodate different types of customer contact, such as incoming and outgoing calls. However, these discrete proprietary systems result in an environment characterized as "islands of technology" which limit the productivity and efficiency of the call center and may degrade customer service. The majority of today's businesses are under economic and competitive pressure to protect their investment in technology and require a method for integrating its existing disparate technologies. By integrating these technologies, a business can fully utilize its resources and provide its customers a higher quality of service.

     Davox recognized the growing demand for systems that would unify these disparate resources and calling applications. To deliver the level of integration necessary to unite a business' customer contact applications, Davox introduced in 1993 the Unison/(R)/ call center management system which represented a new generation technology for the outbound and call blended call center market.

     Davox has traditionally focused its call center expertise on outbound dialing and call blending, and the Company continues to expand in this important market segment. For the outbound segment, additional market opportunity exists with companies that maintain inbound call centers and are looking to deliver proactive outbound customer service during call center agents' idle time. Davox believes that it is well positioned to deliver its proven outbound capabilities to these inbound-oriented call centers.

     In May 1998, Davox purchased AnswerSoft, Inc. a Richardson, Texas based developer of inbound call routing, reporting and agent desktop automation software tools specifically designed for the needs of the inbound-oriented call center. With this acquisition, Davox believes that it is well positioned to deliver a complete suite of inbound, outbound, and blended calling solutions, to a market that the Company terms the Allbound/(TM)/ market.

     Call centers are emerging as a truly mission-critical component of a company's business, providing many companies with their primary (if not only) source of direct customer interaction. This is particularly true for the inbound call center, which can be attached to virtually any kind of business. According to an estimate by F.A.C./Equities, Inc., there are seven million agents working in 70,000 call centers nationwide, with an estimated annual growth rate of up to 20% in call center agent positions. The opportunity for companies to enhance customer loyalty through the effective use of call center technology is believed to be significant.

     In light of these market factors, Davox has decided to expand its offerings by the addition of inbound call center software tools. The acquisition of AnswerSoft's Concerto/(TM)/ suite of inbound software tools provides the Company with expanded technological capabilities and expertise that it believes are necessary to enable it to enter and exploit the large inbound call center market.

Davox believes that the following were key reasons and continue to be expected benefits from the AnswerSoft acquisition:

     . The addition of AnswerSoft's inbound-focused products meets an increasingly important customer demand in the call center management market that was previously not fully met by the Davox product family.

     . Davox now has a more complete portfolio of integrated best-of-breed call center management products, greater resources, and increased research and development expertise than Davox previously had. Davox believes that it is now better able to compete more effectively with competitors having greater resources and broader product and service offerings than Davox.

     . Davox now has the opportunity to expand its market presence through AnswerSoft's customer base of telecommunication providers, computer and electronics manufacturers, and insurance and financial services companies.

     . Davox is now able to offer its customers a more complete end-to-end call center management solution. Davox believes that the broader portfolio of products that it now offers will help better position Davox to maintain its status as a leading supplier of call center solutions.

     . In the face of an increasingly competitive industry, Davox will continue to invest in industry-leading technology. Davox believes that it is now in a stronger competitive position than it was prior to the acquisition to effectively meet the industry's technology challenges and evolving customer demands.

     The acquisition has expanded Davox's ability to support call centers on three critical levels: Server (system level), Client (agent level), and the telephony level. AnswerSoft's Concerto/(TM)/ products have expanded Davox's core system capabilities from primarily supporting outbound/blended call centers to supporting inbound/blended call centers as well.

     . At the system level, the Concerto/(TM)/ product suite gives Davox the ability to enhance call routing within the call center and provide more detailed reporting on inbound call processes.

     . At the agent level, Concerto/(TM)/ products enhance Davox's ability to integrate various database applications in traditional legacy system environments.

     . At the telephony level, the acquisition of AnswerSoft has enhanced Davox's product suite by adding Windows NT-based CTI capabilities to the powerful UNIX-based CTI functionality that is integral to Unison/(R)/ system performance.

     The integration of a Concerto/(TM)/ agent application, Sixth Sense/(TM)/, with the Unison/(R)/ system's LYRICall/(TM)/ browser-based scripting software began in the third quarter of 1998. In 1999, Davox expects to begin to integrate the functionality of both product lines (at the system level and workstation level) to enable the seamless management and monitoring of outbound and inbound calling operations from a single supervisor workstation.

A discussion of how these products work within the call center follows:

UNISON/(R)/ SOLUTIONS FOR OUTBOUND AND CALL BLENDED CALL CENTERS

     Unison/(R)/ technology today is incorporated into systems specifically designed for call centers with outbound and call blended requirements such as credit/collections, telemarketing, fundraising, and customer service. Unison/(R)/ solutions combine open system, client/server, and relational database technology with sophisticated applications and full customer service and support. The Company currently markets Unison/(R)/ applications for credit/collections, telemarketing, fund-raising, and customer service call centers whose primary mission is outbound focused.

     The concept of Rules-Based/(TM)/ management underlies all Unison/(R)/ software. This designed-in capability is what allows a call center manager to define, adjust, refine and implement calling strategies in real-time. Using Rules-Based/(TM)/ management, the Unison/(R)/ system supervisor can target outbound calling campaigns based on user-defined criteria such as location, income level, or outstanding balance. This capability also allows call centers to match specific customers with telephone agents who have the necessary skills to handle these customer accounts. The call center manager establishes the rules. The Unison/(R)/ system then executes the calling campaign in accordance with those rules.

     The Unison/(R)/ system monitors each campaign in real-time, alerting the call center's supervisors immediately if performance deviates from the prescribed norm, enabling the supervisor to take immediate corrective action. This alert capability provides Unison/(R)/ system users with real-time information to adapt their system "on the fly" to changing priorities within the call center.

     Unison/(R)/ software provides functionality that supports call center management in three main areas.

     . Unison/(R)/ software lets supervisors specify and modify comprehensive calling strategies. These include setting the basic who, when, where, and how of calling campaigns.

     . Unison/(R)/ software makes it easy for supervisors to monitor agent productivity during individual campaigns and shift resources quickly when needed. Automatic system alerts tell the supervisor if a calling campaign is exceeding or falling short of established goals. The supervisor can make adjustments in the campaign in real-time, or the Unison/(R)/ system can be programmed to make user-defined adjustments automatically.

     . Unison/(R)/ software streamlines call center operations by allowing the supervisor to control the parameters that affect the actual call placement, freeing agents to focus on engaging in productive conversations with customers. A variety of automated dialing options are available to the call center, each designed to meet a specific customer contact need.

SMART MANAGEMENT CENTER/(R)/
THE UNISON/(R)/ SYSTEM ENGINE

     The Smart Management Center/(R)/ (SMC/(R)/) console is the central management engine that executes the Unison/(R)/ system's activities. The SMC/(R)/ is a UNIX/(R)/ Reduced Instruction Set Computing (RISC)-based management application that resides on the Sun Microsystems, Inc. Ultra/(R)/ architecture. The SMC manages, monitors, processes, reports on, communicates with, integrates, and controls a broad range of telephony and data-oriented call center tasks -- all in real-time and using a friendly, point-and-click graphical user interface.

RESOURCE & PERFORMANCE MANAGER/(TM)/
NEXT GENERATION SUPERVISOR INTERFACE TO THE SMC/(R)/

     Introduced in September 1998, the Resource & Performance Manager/(TM)/
(RPM)/(TM)/) is the PC-based version of the SMC/(R)/ and enables call center managers to effectively manage agents in real-time in a Windows/(R)/ 95 or Windows NT system environment. The RPM/(TM)/ console is designed to run on a PC utilizing Windows 95 or NT operating systems, providing a lower cost alternative to the SPARC or Ultra-based SMC/(R)/ console and making the projected cost of ownership and return on investment even more attractive. The new application can co-exist in Davox environments that currently utilize the SMC/(R)/ console. The RPM/(TM)/ graphical user interface is designed to interact like traditional Windows/(R)/ applications.

LYRICALL/(TM)/
APPLICATION DESIGN AND SCRIPTING SOFTWARE

     Released in March 1998, LYRICall/(TM)/ software incorporates Web-based browser technology that gives call center management the ability to easily build and then deploy robust, platform-independent applications. By shortening the time it takes to develop and deploy new applications, a call center can better respond to new business opportunities, make agents more productive, and provide better customer service.

     . LYRICall/(TM)/ software can be used in dedicated inbound, outbound, or blended call center environments. LYRICall/(TM)/ software utilizes open Internet standards such as HTML, browser technology and Java computing. By incorporating these standards, LYRICall/(TM)/ software distinguishes itself as a platform-independent product that enables users to create an application once and then run it on most devices and operating systems.

     . LYRICall/(TM)/ software can run on any device capable of running Netscape Navigator or Microsoft Internet Explorer and Java script, including PCs, UNIX workstations, and network computers.

     . LYRICall/(TM)/ software gives non-programmers the ability to build applications. Those designing these applications are guided through application creation using templates, wizards and intuitive point-and-click operations. This highly intuitive browser interface guides agents through each call, allowing them to work more productively and efficiently.

     . LYRICall/(TM)/ software offers telemarketing, collections, support and other customer service oriented call centers a practical tool for meeting a wide range of business requirements.

     . The intuitive LYRICall/(TM)/ browser-based point and click interface puts customer contact information at the agents' fingertips and helps guide them quickly and efficiently through each call.

COMPOSE IT/(TM)/
REPORTING SOLUTIONS FOR CALL CENTER PRODUCTIVITY

     Davox understands that running an effective call center requires more than simply developing calling strategies and automating operations. A call center's success is based on its ability to obtain and analyze data in a timely fashion.

     Compose It/(TM)/ software, which became commercially available in the first quarter of 1998, provides a number of pre-designed, standard call center reports for routine reporting needs. It also features a user-friendly graphical interface that allows custom report generation with point and click navigation. Users can create, edit, save, print and export reports - without learning SQL (Structured Query Language) commands or turning to the Information Technology department.

     Compose It/(TM)/ software also supports open database connectivity (ODBC) that allows users to create custom reports (based on Unison/(R)/ system activity) from any server running ODBC compliant database software (Oracle, Informix, Sybase, SQL Server, etc.).

UNISON SCALE/(R)/
CALL BLENDING OPTIMIZATION FOR THE UNISON/(R)/ SYSTEM

     Unison SCALE/(R)/ (Seamless Call and Agent Load Equalization) software is available for call centers that wish to utilize CTI for their call handling. With Unison SCALE/(R)/ functionality, all designated agents function as both inbound and outbound agents, and the movement of those agents from inbound to outbound calls is automatic. The standard Unison/(R)/ system campaign management capabilities are available to Unison SCALE/(R)/ users. In addition, Unison/(R)/ agent management and real-time voice and data reporting features are available for inbound as well as outbound agents.

CONCERTO/(TM)/ PRODUCT LINE FOR INBOUND CALL CENTERS

SIXTH SENSE/(TM)/
Advanced Automation Software

     Sixth Sense/(TM)/ software automatically brings to the agent's computer screen information about the caller so that the agent can quickly and efficiently handle the caller's questions or problems. These so-called "screen pops" are instrumental in improving agent productivity and customer satisfaction. Sixth Sense/(TM)/ software automates agent processes throughout the life span of every customer call. From screen pop to the most sophisticated integration and automation capabilities, Sixth Sense/(TM)/ software gives agents greater control of the customer relationship while enriching the customer experience. Key features include:

     . Sixth Sense/(TM)/ software analyzes every call in real time -- using the phone number, Caller ID, number dialed and any digits captured from the automated voice response unit -- to determine the caller's identity and needs.

     . Sixth Sense/(TM)/ software takes action based on user-defined rules. It reaches into databases across the enterprise and retrieves data while launching and navigating multiple applications that will be required by the agent. Agents automatically receive on their desktops the data and applications they need to service the caller. They spend less time searching and sorting, and more time servicing customers -- expertly handling more calls per shift.

     . Because no two call centers are exactly alike, Sixth Sense/(TM)/ software utilizes a robust, easy-to-use scripting language that enables users to tailor automation and make quick modifications as changes emerge in policies, programs and product mix.

     . Sixth Sense/(TM)/ software automatically accesses virtually all data sources --PC, server, and mainframe -- and seamlessly integrates with existing client and server applications.

SIXTH SENSE/(TM)/ WEB
INTEGRATING CALL CENTERS AND THE WEB

     Sixth Sense/(TM)/ Web software enriches communications with customers and ties customers more tightly to the enterprise by adding the power of the World Wide Web to the traditional call center.

     . Sixth Sense/(TM)/ Web software integrates Web sites and call centers with telephony and with databases and systems distributed across the enterprise. It makes all information and systems accessible via Internet/intranet resources. At the same time, Sixth Sense/(TM)/ Web software improves call center performance by automating agent workflow. Triggered by a call, it intelligently searches for customer information and delivers it to the agent's desktop via the corporate intranet and any standard Web browser. This integration Web site, agent desktop, PBX, and customer data provides opportunities to build customer relationships.

     . Sixth Sense/(TM)/ Web software lets call center customers access information and perform transactions "instantly," on their own, via the Web. Call center agent support is always a click away. In combination with SmartRoute/(TM)/ software, a Web user's callback request can be routed to the best-suited agent.

     . Sixth Sense/(TM)/ Web software permits a user to access all of an enterprise's knowledge about a given customer, and uses it to dynamically drive the activity of Web sites and call center agents. Customer loyalty grows because customers get a single, consistent experience of the enterprise and a high service level. Also, agents get a comprehensive view of the customer, regardless of where and how contact occurs.

     . In the call center, a call event such as an incoming automatic number identification (ANI) triggers Sixth Sense/(TM)/ Web software to perform customer-specific data mining. As the call is answered, Sixth Sense/(TM)/ Web software generates the first Web page (or Java object) and delivers it to the agent's desktop via any standard Web browser. As the agent selects links or buttons within the page, Sixth Sense/(TM)/ Web software generates new pages or objects and delivers them in real time. Agents get the information they need without performing rote data-gathering tasks, freeing them to focus on the customer. Agent productivity rises and delivering faster, more efficient service reduces costs.

     . Sixth Sense/(TM)/ Web software can also deliver dynamic, individually customized pages directly to customers. Customers performing transactions on the Web enjoy quick, complete, personalized self-service, producing high customer satisfaction. At the same time, call loads and transaction costs are reduced.

INTUITION/(TM)/
ENTRY LEVEL CTI AUTOMATION SOFTWARE

Intuition/(TM)/ software provides call centers with the cost-saving benefits of "screen pops" and other sophisticated CTI features available with Sixth Sense/(TM)/ software, in an easy to set up, simple to use automation package. Intuition/(TM)/ software offers an upgrade migration path to Sixth Sense systems for more complex system integration.

SOFTPHONE/(R)/ AGENT
DESKTOP CALL CONTROL SOFTWARE

     SoftPhone/(R)/ Agent software enables call center agents to perform routine telephone tasks using their computer screens. The intuitive graphical user interface allows inexperienced users to accurately speed through complex call control tasks.

     . Agents can manage multiple inbound/outbound calls simultaneously, can dial customers by name, and see incoming callers' names and phone numbers. Call log viewer lets users monitor their phone usage, displays all inbound and outbound calls for a given device, and provides details such as time, duration, phone number, and hold time for each call. Point-and-click access to call-options also speeds call initiation, response and turnaround.

     .    SoftPhone/(R)/ Agent software displays Automatic Call Distribution
          (ACD) data such as agent work mode and the number of call-ready agents, enabling supervisors to fine-tune call flows by reacting in real time to call load imbalances and unexpected program response. Call centers can handle call loads more efficiently, enabling shorter hold times and fewer dropped calls, especially in peak traffic. Existing staffing levels can accommodate higher call volumes.

     . SoftPhone/(R)/ Agent software is compatible with most major switch environments, network infrastructure and telecommunications standards, providing open interfaces to current and future enterprise systems.

SMARTROUTE/(TM)/
INTELLIGENT CALL ROUTING SOFTWARE

     SmartRoute/(TM)/ software uses customer records, automatic number identification (ANI), time of day, and voice response data to route calls to the best-suited agent or group of agents across multiple call centers. Call center managers set criteria -- such as agent expertise and customer preferences -- defining the desired match. SmartRoute/(TM)/ software also allows call centers to modify call flows "on the fly", providing flexibility to service customers while balancing call loads and improving agent productivity.

     . SmartRoute/(TM)/ software captures ANI digits or account numbers collected from the voice response system and other call data then accesses customer records from across the enterprise to make routing decisions.

     . SmartRoute/(TM)/ software uses account information, call history, other customer data, agent attributes, agent status, and other information to make an intelligent match in real time between a customer and the best available agent. Also, the call can be routed to the agent who has helped the customer before.

     . SmartRoute/(TM)/ works with existing ACDs to route calls to the best available queue.

     . Working together with Sixth Sense/(TM)/ software, SmartRoute/(TM)/ software delivers customer data captured from telephony systems and gathered from information systems across the enterprise. Data are displayed on the agent's desktop as the call is answered freeing them from distracting tasks such as searching and retrieving customer data. Automating agent tasks shortens calls and raises the service level as the call center agent focuses more on the customer. Also, quickly getting customer information lets call center agents both personalize the call and increase customer retention.

SHADOW/(TM)/
PERFORMANCE MONITORING SOFTWARE

     Shadow/(TM)/ software tracks and delivers call statistics in real time, assisting call center managers to improve agent productivity by quickly adjusting work flows and resources. Using Shadow/(TM)/ software, call statistics can be combined with flexible historical views and analyses. Managers can spot trends to improve planning and quickly pinpoint recurring problems -- especially important where high call volumes magnify the impact of management decisions.

     . Shadow/(TM)/ software measures call center performance in real time and archives performance data for future comparisons. Shadow/(TM)/ software monitors Public Branch Exchange (PBX) activity and captures large amounts of call detail data. It collects statistics by device, queue, and agent, and generates real time and historical reports about calls in queue, agents logged in, and many other parameters.

     . Because Shadow/(TM)/ software archives all captured data in an ODBC-compliant database, it is easy to compare current service levels to past performance. PBX utilization and agent productivity improves because managers get the information and analyses they need to sharpen both short- and long-term decision-making. And, the value of statistical data grows along with the archived database.

     . Shadow/(TM)/ software captures the full "call experience" of a caller from beginning to end, regardless of transfers or the call's path through the enterprise by tracking and recording each call as a single transaction. Managers obtain more flexible, accurate, and comprehensive tallies on which to fine-tune call center performance.

1999 PRODUCT DEVELOPMENT

Davox is currently developing a combined Unison/(R)/ and Concerto/(TM)/ integrated call center solution called Ensemble/(TM)/. Ensemble is expected to be available for beta in the second quarter of 1999, with shipments expected during the third quarter of 1999. Ensemble is based on a modular design that is expected to allow customers to pick and choose those modules or software products that best meet their call center needs. This new solution is expected to be multi-tiered, addressing system architecture, applications, management tools, and agent process automation. Unison and Concerto software currently being used by customers are expected to become modules within the new architecture, thus preserving the customers' original investment and offering new functionality for future growth.

ENSEMBLE/(TM)/ SYSTEM ARCHITECTURE

The Ensemble/(TM)/ platform is expected to be client/server based on UNIX and NT operating systems and integrate with other call center technologies such as PBX/ACDs, IVRs, call recording systems, network routing systems, host databases, dialers, e-mail systems, web servers, fax servers, and work-force management systems. It is also expected that the Ensemble/(TM)/ system architecture will support the creation of a virtual environment whereby multiple call centers can be connected through voice and data networks.

ENSEMBLE/(TM)/ SYSTEM MODULES

The Ensemble/(TM)/ platform is expected to incorporate outbound, inbound, blended, and multi-media call management modules, including:

     . OUTBOUND CALL MANAGEMENT (UNISON/(R)/) The Unison/(R)/ module is expected to provide outbound predictive and preview dialing, campaign and call list management, scheduled recalls, automated messaging, real-time filtering, system alerts, and voice/data transfers. A graphical management console will monitor critical functions and display information about campaigns, agents, and operational exceptions.

     . INBOUND QUEUE MANAGEMENT (CONCERTO/(TM)/) The Concerto/(TM)/ module is expected to support inbound call processing requirements such as enhanced call routing to ACD queues or specific agent skills, management of telephony captured information for automated "screen pops" at the agent workstation, and voice/data transfers. The Concerto/(TM)/ module is also expected to provide the ability to capture call-detail information and store this information in a data warehouse environment, as well as integrate with central office-based network routing solutions.

     . BLEND MANAGEMENT (UNISON SCALE/(R)/) The Unison SCALE/(R)/ (Seamless Call and Agent Load Equalization) module is expected to utilize CTI and non-CTI integration to provide a seamless, blended environment to enable monitoring of ACD queues based on service thresholds. Agents can be made available to outbound campaigns and inbound ACD queues based on the call handling priorities set by call center supervisors.

     . REPORT MANAGEMENT (COMPOSE IT/(TM)/) The Compose It/(TM)/ module is expected to provide two robust reporting solutions for call center managers. The first option is expected to include a graphical report writer that enables call center supervisors to run standard and customized reports through a turn-key reporting system. The second option is expected to allow data to be exported to a customer database environment that is accessed by a customer selected reporting solution. Also expected in the data reporting solution will be data elements from the telephony and customer data transaction, providing "cradle to grave" reporting capabilities.

     . APPLICATION INTEGRATION MANAGEMENT (LYRICALL/(TM)/ & SIXTH SENSE/(R)/) The Application Integration Management module is expected to provide client/server products that integrate an agent's desktop into the call center's telephony and customer database systems. LYRICall/(TM)/ provides a screen design and scripting development capability that is based on HTML and Java technologies and is accessed through a browser on the agent's workstation. Sixth Sense/(R)/ is appropriate for more traditional host legacy system environments and distributed server applications in which the agent moves between multiple application screens and databases. Both products are designed to allow short integration timeframes, thereby reducing implementation costs.

     Being a future product offering, Ensemble/(TM)/ features and functions are subject to change. Davox intends to be in beta tests at the end of the second quarter of 1999, with general availability sometime in the third quarter of 1999. As with all new products, these dates are estimates.

ECONOMICAL RAPID APPLICATION DEVELOPMENT (ERAD)

Because Davox offers both system (Sixth Sense/(R)/) level and workstation (LYRICall/(TM)/) level automation tools, the Company's customers can develop and implement call solutions more quickly and effectively than call centers utilizing the long application development cycles required by many other call center technology environments. The system architecture also helps ensure that a Davox customer's investment in Davox technology is protected over time.

SYSTEM PRICING

     Current Unison/(R)/ system pricing begins at approximately $100,000. Concerto/(TM)/ pricing begins at approximately $20,000. Specific and variable customer requirements, such as the number of agent positions, extent of inbound/outbound integration and multi-site connectivity determine actual system prices.

MARKETS AND APPLICATIONS

     Davox markets its unified call center solutions to corporations that rely heavily on the telephone to conduct business with their customers. Many of these corporations have typically made substantial investments in building inbound and/or outbound calling operations. The function of these operations is to place and receive customer calls. In many cases, these calling operations are responsible for specific business applications such as collections, customer service, fund-raising or telephone sales.

     The Company believes that its Ensemble/(TM)/, Unison/(R)/ and Concerto/(TM)/ solutions can significantly increase productivity in many applications where repetitive tasks can be automated. Additionally, Davox believes that its products are well suited to meet evolving CTI standards due to their multi-protocol capabilities, integrated voice functions, open standards, and flexible software design.

SIGNIFICANT CUSTOMERS

     In 1998, Lucent Technologies, Inc. (Lucent), a reseller of Davox products, was the Company's largest single customer, accounting for approximately 13% of total revenue. In 1997, Datapoint Corporation, a distributor of Davox products, was the largest single customer, accounting for approximately 10% of total revenue, and in 1996 GE Capital Corporation was the Company's largest single customer, accounting for approximately 4% of the Company's total revenue. Total revenue from the Company's top three customers amounted to approximately 24% of total revenue in 1998, approximately 18% of total revenue in 1997 and approximately 12% of total revenue in 1996. The Company believes that its dependence on any one end user customer is not likely to increase significantly as the Company continues to penetrate the broader call center market and expand its alternate distribution channels.

MARKETING AND SALES

     Davox markets and sells its products and services through a combination of direct sales and third-party distribution channels. Davox takes a solutions-oriented approach to marketing its Unison/(R)/ and Concerto/(TM)/ systems. The integration and management capabilities of the systems are presented as tools to help customers and system integrators meet their business goals and objectives for customer service and satisfaction. This approach has two major benefits:

     . As Davox's relationship with a customer grows, the Company is able to increase sales by developing additional call center capabilities for the customer.

     . Davox can identify additional applications in other areas of the customer's business that can help them achieve their goals and objectives while ensuring the customer's satisfaction.

     Additionally, by focusing on common applications and identifying industries with similar organizational or functional structures, Davox can address new markets with relatively small incremental development costs and a short training period for its sales force.

     The Company's direct sales force follows a proven disciplined selling program that focuses on selling business solutions, rather than stressing the features of individual products. Having identified business functions in which Unison/(R)/ and Concerto/(TM)/ systems may provide significant productivity increases, Davox sales representatives and technical consultants (system/application specialists) work with the customer (and reseller, if applicable) to analyze the business and production objectives for its calling operation. This consultative "team" approach is suited for establishing a long-term relationship with the customer.

     The Company continues to increase market penetration through its Business Partners Program. The Company licenses its products through a third-party distribution channel through referrals, joint marketing, distributor and reseller relationships. Examples of third-party partners include telecommunication equipment manufacturers, software vendors, and systems integrators. The Company plans to continue to expand its Business Partners Program, with particular emphasis on customer contact software vendors and major system integrators. In 1998, 26% of total net product revenue was generated through the Company's Business Partners Program.

NORTH AMERICAN OPERATIONS - In North America, the Company markets its Unison/(R)/ and Concerto/(TM)/ products primarily through a direct sales force and its Business Partners Program. A team of marketing professionals based at the Company's headquarters supports the direct sales and business partners personnel.

     . In 1998, Davox expanded its distribution agreement with Lucent to include its LYRICall/(TM)/ browser-based application and screen builder software and its Intuition/(TM)/ CTI software products in North America.

     . In 1998, Davox became a Premier Software Partner with Siebel Systems, the world's leading supplier of enterprise relationship management systems for organizations focused on increasing sales, marketing, and customer service effectiveness.

INTERNATIONAL OPERATIONS - Davox manages international activities world wide through a combination of direct sales representation and distribution agreements. Davox has fully staffed marketing and support offices in greater London to serve its European customers and in Mexico City to support its Latin American customers.

     . In 1998, Davox signed an agreement with Lucent Technologies UK Limited under which Lucent markets and distributes Davox's Unison/(R)/ system and LYRICall software throughout the United Kingdom and Ireland.

     . Davox products are currently sold in various countries in Europe by Datapoint Corporation, which acts as a sales agent for the Company.

     . In 1999, Davox plans to broaden its product distribution and customer support in Europe by partnering with premier distributors of call center products and integration services. The Company may also establish a direct sales presence in certain European countries as well as a technical support center strategically located to support its distributors, resellers, and users on the continent.

     In connection with sales outside the United States, some Davox products are subject to regulation by foreign governments, which requires the Company to follow certain telecommunications and safety certification procedures for some countries. Failure to obtain necessary local country approvals or certifications will restrict Davox's ability to sell into some countries. International product revenue was approximately $9.7 million, $14.7 million and $7.7 million or 11%, 18% and 14% of total revenue in 1998, 1997, and 1996, respectively.

CONTINUUM/(R)/ CUSTOMER SUPPORT AND SERVICE - Davox offers a broad array of technical support services that include user training, comprehensive user documentation, maintenance and systems integration services, and professional services. Davox's customer support varies by country and may be either direct or delivered through the Company's resellers. Davox's customer support consists of:

     . Support teams responsible for ongoing account management and maintenance of the installed base.

     . On-site hardware support, and either on-site or remote software support as required. These services are provided either directly or subcontracted to approved third parties.

     . A Worldwide Support Center located in the Company's corporate offices in Westford, Massachusetts, provides centralized access to hardware and software support as required to end-users and distributors. To bring customer service closer to the Company's European customers, the information resident on the Westford-based system is replicated on a system located at Davox's European headquarters in Slough, United Kingdom.

     . Specialists who deliver consulting and customized project services as required.

     . Education specialists who deliver customer and distributor training at Davox's Acton, Massachusetts, Richardson, Texas, and Slough, United Kingdom training facilities, and at customer sites.

PROFESSIONAL SERVICES ADDS TO ITS OFFERINGS - As call center technologies continue to evolve, many customers are finding that they lack the internal resources needed to properly implement these technologies. In 1998, Davox continued to broaden and expand its Professional Services program, which is staffed by qualified personnel with the requisite integration, networking, hardware, and software skills. During the year, the Company expanded its professional service offerings and services in the general areas of call center operations, productivity enhancements, software solutions, and call center operations.

HARDWARE SUPPORT - Under the terms of an agreement with Grumman Systems Support Corporation (GSSC), a wholly-owned subsidiary of Northrop Grumman Corp., GSSC delivers hardware support services for the Unison/(R)/ system within the continental United States and Canada while Davox continues to deliver software support services. In addition, GSSC provides network design and systems integration services allowing Davox to focus its expertise on customizing advanced calling center solutions for its clients. Similar services are provided in the United Kingdom by G&A Business Solutions, Ltd., and in Mexico by TECOcibernetica.

     In early 1994, Davox discontinued its Computerized Automated Dialing System (CAS/(R)/) and Communications Resource Server/(R)//controller workstation (CRS/(R)/) products from its product line. Each of these products has now matured to the end of its "useful life." Accordingly, Davox notified its CAS and CRS customers in writing that the Company will no longer offer maintenance and support services for these products after December 31, 1999. However, Davox will continue to honor its existing contractual obligations to support such products prior to that date, and will consider renewing or entering into new support services agreements with respect to those products, where the terms of such agreements would not extend beyond December 31, 1999.

     This information may have particular significance for those customers in light of the likelihood that the CAS and CRS product lines will experience operability problems with respect to time-sensitive data containing dates that fall on or after January 1, 2000. Davox does not warrant, guarantee or represent that the CAS and CRS product lines are "Year 2000 Compliant" in any sense of that term as it has currently come to be used in the software community. Davox recommends that its CAS/CRS customers take this into consideration as they plan for their future call center management needs. To assist CAS and CRS product line customers in upgrading their call center technology, Davox's direct sales force will offer an attractively priced upgrade program to enable CAS/CRS users to transition to the Unison/(R)/ line of call center management products.

SERVICE REVENUE - Service revenue accounted for $35.1 million or 39.5% of the Company's total revenue in 1998. This is an increase of $9.9 million from $25.3 million or 30.2% of the Company's total revenue in 1997 and an increase of $7.9 million from $17.4 million or 30.4% of the Company's total revenue in 1996.

RESEARCH, DEVELOPMENT AND ENGINEERING - The Company employs an open system, client/server, and relational database approach in developing its unified call center solutions. The platform selected for its Unison/(R)/ product line is the Sun Ultra family of workstations from Sun Microsystems Inc. as well as workstations capable of running Windows 95 and NT. The Concerto/(TM)/ product line has been developed for Windows NT. Davox's new Ensemble/(TM)/ solution is expected to be developed for these platforms. The Company's development efforts, located at development laboratories in Westford, Massachusetts and Richardson, Texas, are focused on enhancing and expanding the functionality of both product lines. Davox currently anticipates that areas of potential product development may include integration links to additional call center telephony components and the development of additional telephone management and reporting capabilities.

     The Company's continued success depends on, among other factors, maintaining close working relationships with its customers and resellers and anticipating and responding to their evolving applications needs. The Company is committed to the development of new products, the improvement of existing products, and the continued evaluation of new technologies.

     During 1998, 1997, and 1996, the Company's research, development, and engineering costs were approximately $12.1 million, $10.4 million, and $6.7 million, respectively, representing approximately 14%, 12%, and 12%, respectively, of total revenue during these periods. In the future, the Company expects to incur approximately the same level of research, development and engineering expenditures as a percentage of total revenue as it did during 1998. In addition, the Company did not capitalize any of its software development costs in 1998, 1997 or 1996 as the additional development costs incurred to bring the Company's products to a commercially acceptable level after technological feasibility has been established are not significant.

OPERATIONS

     While the majority of the Company's hardware needs are met by readily available off-the-shelf technology, a small portion remains proprietary. Third-party contractors manufacture these proprietary hardware components and the Company believes there are many qualified vendors for these services. The Company's production process consists primarily of final test, quality assurance, and systems integration which occurs at its Westford facility.

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

COMPETITION

     Davox systems compete against various outbound, inbound, and blended calling systems, including companies such as Aspect Telecommunications Corporation, Mosaix Inc. (formerly Digital Systems International, Inc.), Melita International Corporation, EIS International, Inc., Genesys Telecommunication Laboratories, Inc., and smaller PC-based dialer companies. Each company offers products with varying levels of functionality in terms of system management, integration and workstation support. The Company believes that the principal factors affecting competition are ease of use and range of functionality, reliability, performance, price and customer service, and that the Company competes favorably as to these factors.

     Certain of the Company's current and potential competitors are larger companies that have greater financial, technical and marketing resources. It is possible that competitors could produce products that perform the same or similar functions as those performed by the Company's products. In addition, current and potential competitors have established and may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current or prospective customers. Accordingly, it is likely that new competitors or alliances among such competitors will emerge and may rapidly acquire significant market share, which would have a material adverse effect on the Company's business, financial condition and results of operations. In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological change, changing customer requirements and competitive pressures. Increased competition could make it more difficult for the Company to maintain its market presence.



RELIANCE ON INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, copyright, trademark, contract and trade secret laws to establish and protect its proprietary rights in its technology. The Company owns and licenses a number of patents relating to predictive dialing, real-time telecommunication management, client/server computer telephony software, and user interfaces. Software products are furnished under software license agreements that grant customers licenses to use, rather than to own, the products. The license agreements contain provisions protecting the Company's ownership of the underlying technology. Upon commencement of employment, employees execute an agreement under which inventions developed during the course of employment will, at the election of the Company, be assigned to the Company, and which further prohibits disclosure of confidential Company information. In addition, effective protection of intellectual property rights may be limited or unavailable in certain foreign countries. There can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that Davox's competitors will not independently develop technologies that are substantially equivalent or superior to Davox's technology. See also Item 3-Legal Proceedings.

EMPLOYEES

     As of December 31, 1998, the Company had 398 full-time employees, of whom 27 were engaged in operations, 259 in sales, marketing and customer support, 76 in research, development and engineering and 36 in general and administrative functions. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". Such forward-looking statements involve risks and uncertainties which may adversely impact whether or not such forward-looking statements come true. In particular, but without limitation, statements in "Item 1. Business", relating to the size or growth of call centers, the key reasons for the acquisition of AnswerSoft, the expectation to tightly integrate Davox and AnswerSoft products, the "1999 Product Development" subsection, the plan to broaden its product distribution and customer support in Europe, potential product development, and statements relating to expansion of the Business Partners Program, and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's intent to broaden its customer base and decrease reliance on its largest customers and the sufficiency of working capital, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results may be subject to substantial risks and uncertainties. The Company purchases certain equipment for its products from third-party suppliers and licenses certain components of its software code from a number of third-party vendors. While the Company believes that third-party equipment and software vendors could be replaced if necessary, the Company might face significant delays in establishing replacement sources or in modifying its products to incorporate replacement components or software code. There can be no assurance that the Company will not suffer delays resulting from non-performance by its vendors or cost increases due to a variety of factors, including component shortages. The Company uses third party service providers to fulfill its hardware support obligations with its customers. Additionally, the Company relies on co-providers to assist its Professional Services organization. While the Company believes that its currently contracted service providers and co-providers are adequate at this time, the Company may face significant delays in establishing replacement providers for such services.

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

     The call center management industry is extremely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

     Additionally, the Company's quarterly and annual financial and operating results are affected by a wide variety of factors that could materially adversely affect revenue and profitability, including: the timing of customer orders; the Company's ability to introduce new products on a timely basis; introduction of products and technologies by the Company's competitors; and market acceptance of the Company's and its competitors' products; effects of litigation described in Item 3 Legal Proceedings; the ability to hire and retain key personnel; the ability to efficiently and effectively integrate the AnswerSoft and Davox products; and difficulties of any nature as a result of the impact of the Year 2000 on Davox, its customers, its vendors or its distributors.

     International sales are expected to continue to account for a significant portion of Davox's net sales in future periods. International sales are subject to certain inherent risks, including, but not limited to those risks discussed in this section and elsewhere in the Form 10-K, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potentially adverse tax treatment, and the inability to expand distribution channels. As a result of the foregoing and other factors, the Company may experience material fluctuations in future financial and operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, results of operations and stock price.


ITEM 2  PROPERTIES

     The Company's administrative offices and its operations and development facilities are located at a 60,000 square foot, two-story building in Westford, Massachusetts. The facility is occupied under a lease that expires in September 2000. In addition, the Company leases facilities for district and regional sales and service offices in ten states as well as in the U.K. and Mexico. In addition, the Company also leases a Richardson, Texas facility of approximately 26,000 square feet, which expires in January 2002. The current aggregate annual rental payments for all of the Company's facilities are approximately $1.8 million. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.


ITEM 3  LEGAL PROCEEDINGS

     In 1998, a customer of Davox was sued for patent infringement by Manufacturing Administration and Management Systems, Inc. (MAMS) alleging that the customer's use of a computer driven automated dialer infringes MAMS's patent. Under Davox's contract with this customer, Davox is obligated to defend and indemnify such customer against any such claims. In the third quarter of 1998, Davox sued MAMS in federal court in the Eastern District of New York in an action entitled "Davox Corporation v. Manufacturing Administration and Management Systems, Inc." In the lawsuit, Davox is seeking a declaratory judgment that its products do not infringe the MAMS patent or, in the alternative, that the MAMS patent is invalid. Davox believes that MAMS's assertions of patent infringement are without merit, and Davox will vigorously pursue this action against MAMS. While the outcome of this litigation cannot be predicted with certainty at this time, management does not believe that the outcome will have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

Mr. Alphonse M. Lucchese (63) has served as Chairman and Chief Executive Officer since July 1994 and also served as President from July 1994 until January of 1998. Mr. Lucchese joined Davox following seven years as President and Chief Executive Officer at Iris Graphics, a manufacturer of high quality color printers. Prior to joining Iris, Mr. Lucchese had served as Vice President of Sales at Xyvision, Inc., a manufacturer of computer-integrated publishing systems sold to Fortune 500 companies, commercial printers and typesetters, and government agencies. Mr. Lucchese was Vice President of Sales for Davox Corporation from 1983 until 1984. Earlier, he had spent six years at Raytheon Data Systems, where he attained the position of Vice President and General Manager of Northeastern Operations. Following service in the U.S. Army during the mid-1950s, Mr. Lucchese began his professional career at IBM as a systems engineer, later moving into the position of marketing representative.

Mr. Jeffrey E. Anderholm (42) serves as Vice President of Marketing. He has overall responsibility for product marketing, product management, and marketing communications worldwide. Mr. Anderholm, who joined Davox in January 1999, was most recently Vice President of Marketing for Art Technology Group from 1997 to 1998, a Boston-based Internet company delivering applications and services for personalized content and e-commerce. Prior to joining Art Technology Group, Mr. Anderholm was Vice President, Electronic Channel Development at Fidelity Investments from 1996 to 1997. While there he helped lead the effort to develop online channels, focusing on the Internet. He was responsible for strategic market planning and the direction of marketing programs across many functional groups within Fidelity. From 1984 to 1995, Mr. Anderholm served in a variety of marketing roles of increasing responsibility at Lotus Development Corporation where he managed development and execution of worldwide marketing strategy, positioning, and marketing programs for Lotus 1-2-3 and Freelance product lines.

Mr. John E. Cambray (43) has served as Vice President, Product Development since August 1993. Mr. Cambray has been with Davox since 1982 and has held various software development and engineering management positions during this time. Prior to joining Davox, Mr. Cambray held various design and management positions with FASFAX Corporation and Sanders Associates.

Mr. Joseph R. (Rusty) Coleman (43) serves as Vice President of North American Sales. In this position, Mr. Coleman oversees all direct Davox sales activities in the United States and Canada, as well as Davox's channel relationships with Lucent Technologies and Siemens Business Communications. He also is responsible for technical sales support and sales administration. In his most recent position as senior director for inbound products, Mr. Coleman was instrumental in leading the company-wide effort to integrate the AnswerSoft Concerto(TM) product line with the Davox Unison(R) suite of call center products. In addition to his new responsibilities, Mr. Coleman continues to direct this integration effort. Prior to joining Davox in 1993, Mr. Coleman held management positions of increasing responsibility at such technology companies as XL Datacomp, Picture Data, Inc., and TRACS, Inc.

Mr. John J. Connolly (42) has served as Vice President, Finance and Chief Financial Officer since August 1, 1994, and was elected Treasurer in January 1997. Mr. Connolly joined Davox from Iris Graphics where he had been Vice President of Finance since 1989. Prior to joining Iris, Mr. Connolly held finance and accounting positions of increasing responsibilities at Instrumentation Laboratory, a manufacturer of medical equipment. On March 4, 1999, the Company announced the resignation of Mr. Connolly, which will be effective March 31, 1999. Mr. Connolly is leaving the Company to pursue a senior financial management opportunity with a privately held company.

Mr. Mark Donovan (44) serves as Senior Vice President, Operations and Customer Services. Since joining Davox in 1983, Mr. Donovan has held management positions of increasing responsibility, including Vice President, Customer Service. He has also held various materials and manufacturing management positions within the Company. Prior to joining Davox, Mr. Donovan held various management positions with Applicon, Inc. and Raytheon Corporation.

Mr. James F. Mitchell (52) is a founder of the Company and has served as Senior Vice President and Chief Technical Officer since 1983. In 1998, Mr. Mitchell was appointed chairperson of the Company's Year 2000 Readiness Committee. From September 1993 to August 1994, Mr. Mitchell managed the domestic sales operations of the Company. From 1981 to 1983, he was Vice President, Engineering of the Company. Prior to joining Davox in 1981, Mr. Mitchell served as Manager of Systems Development at Applicon, Inc., a producer of CAD/CAM products.

Mr. Douglas W. Smith (56) serves as Senior Vice President of International Operations and Strategic Business Development. He is responsible for the Company's international sales and distribution channels worldwide, and he also directs the Company's strategic business development initiatives which have resulted in business partnerships with Lucent Technologies, Siemens Business Communications, and Siebel Systems. Mr. Smith joined the Company as Vice President of Sales and Marketing in September 1994, following seven years at Iris Graphics where he contributed to that company's extraordinary growth. Prior to joining Iris, Mr. Smith worked for nearly 20 years in sales, managerial, and executive-level capacities for

General Electric Information Systems, Honeywell Information Systems, Raytheon Data Systems, and Phoenix Data Systems.

Officers are elected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Davox's Common Stock has been traded on the Nasdaq stock market under the symbol "DAVX" since its initial public offering on April 28, 1987. Prior to that date there was no public market for Davox's Common Stock. The following table sets forth the range of high and low sale prices per share of Common Stock on the National Market System for each quarter of the years ended December 31, 1998 and 1997 as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ). On April 24, 1997, the Company effected a three for two stock split through the issuance of a 50% stock dividend payable on May 28, 1997 to shareholders of record on May 13, 1997. All share and per share amounts affected by this split, that are contained in this report on Form 10-K have been retroactively adjusted for all periods presented.


                                 Fiscal 1998
                              High          Low
                              ----          ---

       First Quarter         34-7/8       24-1/2
       Second Quarter        29-7/8       16-9/16
       Third Quarter         22-1/4        9-3/16
       Fourth Quarter         9-1/8        5-3/8


                                 Fiscal 1997
                              High          Low
                              ----          ---

       First Quarter         30-1/6       16-2/3
       Second Quarter        35-7/8       20
       Third Quarter         38-5/8       27-3/4
       Fourth Quarter        39-3/4       25-1/8


     As of March 1, 1999, there were approximately 444 holders of record of the Company's Common Stock and approximately 7,204 beneficial shareholders of the Company's Common Stock.

     In January 1999, the Board of Directors authorized, effective February 1, 1999, the purchase of up to 3,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company's stock option plans. Under the stock repurchase program, shares may be repurchased, at management's discretion, from time to time at prevailing prices in the open market. The repurchase program of three million shares represents approximately 21% of the Company's currently issued and outstanding shares. As of March 1, 1999, the Company had repurchased 80,000 shares under this repurchase program.

     The Company has never paid cash dividends on its Common Stock and has no present intentions to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

     The Company has not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

ITEM 6    SELECTED FINANCIAL DATA

The following table sets forth certain condensed consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 1998:

                                                                           Years Ended December 31,
                                             --------------------------------------------------------------------------------------
                                               1998 (a)          1997 (a)           1996 (a)          1995 (a)         1994 (a)
                                               --------          --------           --------          --------         --------
                                                                   (In Thousands, Except Per Share Amounts)

Condensed Consolidated Statement of Operations Data:
    Total revenue                                  $88,948            $83,554           $57,098           $38,597          $30,083
    Cost of revenue                                 30,114             28,029            22,230            17,164           16,234
                                             --------------   ----------------   ---------------   ---------------   --------------
         Gross profit                               58,834             55,525            34,868            21,433           13,849
    Research, development and
        engineering expenses                        12,086             10,418             6,734             4,901            4,860
    Selling, general and
        administrative expenses                     34,841             29,710            19,704            13,967           14,709
    Non-recurring merger costs                       1,926                --                --                --               --
    Restructuring costs                                --                 --                --                --             3,379
                                             --------------   ----------------   ---------------   ---------------   --------------
     Income (loss) from operations                   9,981             15,397             8,430             2,565           (9,099)
     Other income, net                               2,941              2,031             1,217               629               44
                                             --------------   ----------------   ---------------   ---------------   --------------
     Income (loss) before provision
         for income taxes                           12,922             17,428             9,647             3,194           (9,055)
      Provision for income taxes                     4,393              2,507             1,014               559              --
                                             --------------   ----------------   ---------------   ---------------   --------------
         Net income (loss)                          $8,529            $14,921            $8,633            $2,635          ($9,055)
                                             ==============   ================   ===============   ===============   ==============

Earnings per share:
         Basic                                        $.60              $1.15              $.72              $.23           ($1.01)
                                             ==============   ================   ===============   ===============   ==============
         Diluted                                      $.58              $1.05              $.64              $.21           ($1.01)
                                             ==============   ================   ===============   ===============   ==============

Weighted average shares outstanding:
         Basic                                      14,130             12,940            11,947            11,280            8,951
                                             ==============   ================   ===============   ===============   ==============
         Diluted                                    14,822             14,270            13,593            12,846            8,951
                                             ==============   ================   ===============   ===============   ==============

                                                                                 December 31,
                                             --------------------------------------------------------------------------------------
                                                      1998               1997              1996              1995             1994
                                             --------------------------------------------------------------------------------------
                                                                                (In Thousands)

Condensed Consolidated Balance Sheet Data:
    Working capital                                $62,756            $52,847           $21,129           $11,299           $6,813
    Total assets                                    89,423             81,560            44,478            24,115           20,276
    Long-term obligations                              --                 297               --                 50              155
    Redeemable Preferred Stock                         --              13,911             8,480             8,480            8,480
    Stockholders' equity                            69,327             44,464            16,890             5,445            2,191

(a) Historical financial information has been restated to reflect the combination of Davox and AnswerSoft accounted for as a pooling of interests, and the 3-for-2 stock split effected in the form of a stock dividend payable to shareholders of record on May 13, 1997.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties, as more fully described under "Certain Factors That May Affect Future Results." Actual results may differ materially.

The following table sets forth, for the periods indicated, the percentage of revenue represented by items as shown in the Company's Consolidated Statements of Operations. This table should be read in conjunction with the Selected Financial Data, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein.

                       Percentage of Total Revenue For The
                            Years Ended December 31,

---------------------------------------------------------------------------
                                     1998           1997            1996

---------------------------------------------------------------------------

Product revenue                      60.5%          69.8%           69.6%
Service revenue                      39.5           30.2            30.4

---------------------------------------------------------------------------

Total revenue                       100.0          100.0           100.0

Cost of revenue                      33.8           33.5            38.9

---------------------------------------------------------------------------

Gross profit                         66.2           66.5            61.1

Research, development
and engineering expenses             13.6           12.5            11.8

Selling, general and
administrative expenses              39.2           35.6            34.5

Non-recurring merger
related expenses                      2.2            --              --

---------------------------------------------------------------------------

Income from operations               11.2           18.4            14.8

Other income, net                     3.3            2.4             2.1

---------------------------------------------------------------------------

Income before provision
for income taxes                     14.5           20.8            16.9

Provision for income taxes            4.9            3.0             1.8

---------------------------------------------------------------------------

Net income                            9.6%          17.8%           15.1%

---------------------------------------------------------------------------

     Total revenue was approximately $88.9 million, $83.6 million and $57.1 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Total revenue increased 6.5% for the year ended December 31, 1998 compared to the same period in 1997 and increased 46.3% in fiscal year 1997 compared to fiscal year 1996. Total cost of revenue as a percentage of total revenue was 33.8% in fiscal year 1998, 33.5% in fiscal year 1997 and 38.9% in fiscal year 1996.

     Product revenue was approximately $53.8 million, $58.3 million and $39.7 million in fiscal years 1998, 1997 and 1996, respectively. Product revenue decreased by 7.7% in 1998 and increased 46.7% in 1997. The decrease in 1998 was due to lower product sales in the international market, which was only partially offset by a slight increase in domestic sales. The increase in 1997 was caused by increased worldwide demand for the Unison/(R)/ call center management system, especially the telemarketing and collections applications.

     Cost of product revenue as a percentage of product revenue was 19.5%, 20.7%, and 27.6% in fiscal years 1998, 1997 and 1996, respectively. The decrease as a percentage of product revenue in 1998 was due to the continued decrease in the hardware content of the Company's products. The decrease as a percentage of product revenue in 1997 was due to the increase in the volume of product sales relative to fixed costs.

     Service revenue was approximately $35.1 million, $25.3 million, and $17.4 million in fiscal years 1998, 1997 and 1996, respectively. Service revenue increased 39.1% and 45.5% in 1998 and 1997, respectively. These increases in 1998 and 1997 were due to an increase in maintenance revenue related to the growth in the installed base of the Company's products in recent years and increased implementation and professional services revenue.

     Cost of service revenue as a percentage of service revenue was 55.8%, 63.3% and 64.9% in 1998, 1997 and 1996, respectively. These decreases as a percentage of service revenue were attributable to the growth in service revenue in 1998 and 1997, which exceeded the associated increases in the costs of servicing a larger installed base of products.

     Revenue from the Company's largest single customer in each of 1998, 1997 and 1996 was approximately 13%, 10%, and 4% of total revenue, respectively. Revenue from the Company's three largest customers amounted to 24%, 18% and 12% of total revenue in 1998, 1997 and 1996, respectively. The Company intends to broaden its base of existing and new customers by penetrating new markets, expanding its direct international sales force and using alternate channels of distribution, thereby decreasing its dependence on its largest end user customers.

     Research, development and engineering expenses were approximately $12.1 million, $10.4 million and $6.7 million, representing 13.6%, 12.5% and 11.8% of total revenue during 1998, 1997 and 1996, respectively. These increases were primarily attributable to higher payroll expenses in 1998 compared to 1997, and to higher payroll and consulting expenses in 1997 compared to 1996.

     Selling, general and administrative (SG&A) expenses were approximately $34.8 million, $29.7 million and $19.7 million, representing 39.2%, 35.6% and 34.5% of total revenue during 1998, 1997 and 1996, respectively. The increases in 1998 were primarily attributable to increased payroll and related expenses, increased travel and related sales expenses, and increased consulting fees. The increases in 1997 were mostly attributable to increased payroll and related expenses, increased travel and related sales expenses, and increased commission expense.

     In connection with the merger with AnswerSoft, Inc., the Company incurred non-recurring merger transaction costs, primarily professional fees, of $1.3 million. In addition, the Company incurred non-recurring costs, primarily severance and lease termination costs, of $597,000 related to the integration of the two businesses.

     Other income, derived primarily from investments in Eurodollar bonds, commercial paper, and money market instruments, increased 44.8% in 1998 and 66.9% in 1997. These increases were due primarily to the significant increases in the average investible cash and cash equivalent and marketable securities balances over the past three fiscal years.


INCOME TAXES

     In 1998, the Company provided for income taxes at an estimated annual effective tax rate of 34%. This is lower than the combined federal and state statutory tax rates due primarily to the utilization of net operating loss and tax credit carryforwards and benefits derived from the Company's foreign sales corporation. The Company provided for income taxes in 1997 and 1996 using estimated annual effective tax rates of 14.4% and 10.5% respectively, due primarily to the utilization of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $31.8 million, and its marketable securities of approximately $27.7 million. As of the end of fiscal 1997, the Company's cash and cash equivalent balances were approximately $28.6 million, and its marketable securities were approximately $23.8 million. The overall increase in cash and cash equivalents and marketable securities was due primarily to favorable operating results and proceeds from exercises of stock options. In addition, the Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances as of December 31, 1998 or 1997 under this line of credit.

     The Company's primary investing activities were purchases of property and equipment, and purchases and sales of marketable securities. Property and equipment purchases were approximately $3.4 million in 1998 compared to approximately $4.6 million and $4.2 million in 1997 and 1996 respectively. Purchases and sales of marketable securities generated a net cash outflow of approximately $3.9 million in 1998 compared to a net cash outflow of approximately $14.0 million and $9.8 million in 1997 and 1996, respectively.

     Cash provided by financing activities in 1998 and 1996 was approximately $1.9 million and $1.9 million, respectively, which was generated primarily from proceeds from exercises of stock options. Cash provided by financing activities in 1997 was approximately $7.7 million, and was generated primarily from the issuance of $5.1 million of AnswerSoft preferred stock and from proceeds from the exercise of stock options.

     Working capital as of December 31, 1998 was approximately $62.8 million as compared to approximately $52.8 million and $21.1 million as of December 31, 1997 and 1996, respectively. Total assets as of December 31, 1998 were approximately $89.4 million compared to approximately $81.6 million and $44.5 million as of December 31, 1997 and 1996, respectively. These increases were primarily attributable to increases in cash and cash equivalents, marketable securities and accounts receivable due to the Company's favorable operating results.

     Management believes, based on its current operating plan, that the Company's existing cash and cash equivalents, marketable securities, cash generated from operations and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the next twelve months.


IMPACT OF INFLATION

     The Company believes that inflation did not have a material effect on the results of operations in 1998, 1997 and 1996.


NEW ACCOUNTING STANDARDS

     In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The Company's adoption of SFAS No. 131 did not affect its results of operations or financial position, but did affect the disclosure of segment information.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is required to adopt this for its fiscal year 2000. Management does not believe that the adoption of SFAS No. 133 in fiscal year 2000 will have a material effect on the financial condition and operating results of the Company.


YEAR 2000 READINESS DISCLOSURE - made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998)

     The Year 2000 presents potential concerns and issues for the Company as well as other companies in the information technology industry. In general, Year 2000 readiness issues typically arise in computer software and hardware systems that use two digit date formats, instead of four digit dates, to represent a particular year. Users must test their unique combination of hardware, system software (including databases, transaction processors, and operating systems) and application software in order to achieve Year 2000 readiness.


YEAR 2000 COMMITTEE

     The Company has established a Year 2000 steering committee under the auspices of the Company's senior technical executive to evaluate, plan and implement policies and practices, including contingency planning, and to address the impact of the Year 2000 on the Company and its products. The Company's Year 2000 readiness preparations fall into three categories: (1) product readiness, addressing product functionality; (2) internal readiness, addressing the Year 2000 operability of internal information technology ("IT") systems and mission critical non-IT systems; and (3) third party readiness, addressing the preparedness of relevant third parties and the Year 2000 operability of products furnished for internal use and resale. After reviewing these areas, the committee has reported to the Board of Directors specific areas of concern and a plan for resolving and further testing of any remaining Year 2000 issues. The committee will also formulate a contingency plan in the event that the committee reasonably determines that certain Year 2000 issues may not be resolved by the end of 1999 or if unforeseen problems arise.


STATUS OF INVESTIGATION - PRODUCT READINESS

     The Company has established Year 2000 date operability standards against which the most current versions of its software products are being tested. The Company has completed testing of its current line of Unison/(R)/ software products and believes the most current versions conform to these standards and are Year 2000 ready. In connection with the acquisition of AnswerSoft, Inc. in May 1998, the Company acquired the Concerto/(TM)/ line of software tool products. The Company has completed testing of the current releases of Concerto/(TM)/ software products and believes them to be Year 2000 ready, except IIR. All versions of IIR are believed to be not Year 2000 ready. All customers have been told to upgrade to SmartRoute/(TM)/, which is Year 2000 ready. Despite the Company's testing, there can be no assurance that the Company's products do not contain undetected errors or defects related to Year 2000 operability that may result in material costs to the Company or that the Company's products contain all features and functionality considered necessary by customers, end users and distributors to be Year 2000 ready.

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

     While the Company believes that most of its current releases of products are Year 2000 ready, other factors may result in an application created using the Company's products not being Year 2000 ready. Some of these factors include improper programming techniques used by third parties in creating the application, customization, or non-compliance of hardware, software or firmware not provided by the Company with which the products operate. The Company does not believe that it would be liable in such an event. However, due to the unprecedented nature of the potential litigation related to Year 2000 readiness as discussed in the industry and popular press, the most likely worst case scenario is that the Company would be subject to litigation. It is uncertain whether or to what extent the Company may be affected by such litigation.

     The Company has tested only the current versions of its products, and does not plan to test earlier versions of products. The Company believes a substantial number of the Company's customers are running product versions which have not been tested and may experience Year 2000 date related operability issues. The Company is in the process of identifying these customers and encouraging them to migrate to current versions of the products. Further, the Company cautions users of such products to conduct their own Year 2000 operability testing to determine if continued use of the products allows them to meet their own Year 2000 readiness objectives. While many customers will be upgraded to Year 2000 ready versions of products under maintenance coverage, if eligible, in the normal course the Company expects to incur some increased expenses associated with the furnishing of upgrades and modifications. In addition, the ability of the Company to implement upgrades in time to meet customer's Year 2000 readiness requirements requires the continued availability of qualified technical personnel and the Company may incur additional costs to attract and retain such personnel as the Year 2000 draws closer. At this time the Company does not believe that the cost of potential upgrades or modifications will have a material effect on the Company's business, financial condition and operating results.


STATUS OF INVESTIGATION - INTERNAL READINESS

     The Company is engaged in conducting a Year 2000 readiness audit of its internal IT systems (including telecommunication, facilities management, safety and security systems). Although the Company is not presently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company is continuing its investigation and there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third party hardware, firmware, and software. The Company anticipates finalizing its testing of internal systems on or about June 30, 1999.

STATUS OF INVESTIGATION - THIRD PARTY READINESS

     The Company is continuing to assess the Year 2000 readiness of material third parties, such as public utilities and key clients or suppliers, who provide external services to the

Company. The Company expects to substantially complete these assessments and testing by the middle of 1999. The Company has certain key relationships with suppliers which furnish components and software used by the Company in its products. If these suppliers fail to adequately address the Year 2000 issue for the products they supply the Company, this could have a material adverse effect on the Company's operations, reputation, and financial results. Certain of the Company's products contain third party components and software that is integral to its operation for which the cost and time to integrate alternative components or software into these products would be material.

CONTINGENCY PLANS AND WORST CASE SCENARIO

     At the present time, the Company is in the process of outlining contingency plans to operate in the event that its products, systems, or business partners are not Year 2000 ready. If the Company's investigations suggest that there is a significant risk that certain products, systems, or business partners might not be Year 2000 ready, the Company will modify its contingency plans accordingly.


COSTS, SOURCE OF FUNDS AND ACCOUNTING TREATMENT

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


ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     As of December 31, 1998, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, Euro dollar bonds, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 1998. Currently the Company does not engage in foreign currency hedging activities.


ITEM 8   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                         Page
                                                         ----
Report of Independent Public Accountants                   35

Report of Independent Public Accountants                   36

Consolidated Balance Sheets as of December 31,
  1998 and 1997                                            37

Consolidated Statements of Income for the Years
  Ended December 31, 1998, 1997 and 1996                   38

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1998, 1997
  and 1996                                                 39

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1998, 1997 and 1996                   40

Notes to Consolidated Financial Statements                 41

Report of Independent Public Accountants on Financial
  Statement Schedule                                       59

Schedule II - Valuation and Qualifying Accounts            60

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Davox Corporation:

     We have audited the accompanying consolidated balance sheets of Davox Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AnswerSoft, Inc., a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of Davox Corporation and reflect total assets of $6,392,000 at December 31, 1997 and total revenues of $6,738,000 and $3,456,000 for the years ended December 31, 1997 and 1996, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us. Our opinion expressed herein, insofar as it relates to amounts included for AnswerSoft, Inc., is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Davox Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                          ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 26, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Board of Directors and Stockholders of AnswerSoft, Inc.:

     We have audited the accompanying consolidated balance sheets of AnswerSoft, Inc., as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AnswerSoft Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                             ERNST & YOUNG LLP


Dallas, Texas
February 28, 1998

                       DAVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                       December 31, December 31,
                     ASSETS                                1998         1997
                                                       -----------  -----------
Current assets:
     Cash and cash equivalents                          $ 31,759      $ 28,639
     Marketable securities                                27,711        23,802
     Accounts receivable, net of reserves of
       $1,175 and $1,134 in 1998 and
       1997, respectively                                 15,959        12,599
     Interest receivable                                     739           --
     Deferred tax assets                                   4,887         9,319
     Prepaid expenses and other current assets             1,776         1,123

                                                       ----------   -----------
        Total current assets                              82,831        75,482
                                                       ----------   -----------

Property and equipment, net                                5,298         5,248
Other assets                                               1,294           830
                                                       ----------   -----------

                                                        $ 89,423      $ 81,560
                                                       ==========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $ 4,965       $ 5,247
     Accrued expenses                                      9,461        10,837
     Customer deposits                                     1,892         2,018
     Deferred revenue                                      3,757         4,355
     Current portion of long-term obligations                --            178
                                                        ---------     ---------
        Total current liabilities                         20,075        22,635
                                                        ---------     ---------

Deferred revenue, less current portion                        21           253
Long-term obligations, less current portion                  --            297
                                                        ---------     ---------
               Total long-term liabilities                    21           550
                                                        ---------     ---------

Commitments and Contingencies (Note 7)

Redeemable preferred stock, $.01 par value -
     Authorized - 25,000 shares at December 31, 1997
     Outstanding - 1,836 shares at December 31, 1997         --         13,911

Stockholders' equity:
     Common stock, $.10 par value  -
        Authorized - 30,000 shares
        Issued - 14,349 and 12,040
         shares in 1998 and 1997, respectively             1,435         1,204
     Additional paid-in capital                           73,555        57,870
     Accumulated foreign currency translation
      adjustment                                              11             7
     Accumulated deficit                                  (5,650)      (14,179)
     Note receivable due from officer                        --           (414)
                                                       ----------    ----------
                                                          69,351        44,488
        Less - Treasury stock, 3 shares at cost              (24)          (24)
                                                       ----------    ----------
        Total stockholders' equity                        69,327        44,464
                                                       ----------    ----------
                                                        $ 89,423      $ 81,560
                                                       ==========    ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       DAVOX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                                          For the Years
                                                                        Ended December 31,
                                                                  ----------------------------
                                                                    1998       1997       1996
                                                                  -------    -------   -------

Product revenue                                                   $53,818    $58,300   $39,743
Service revenue                                                    35,130     25,254    17,355
                                                                  -------    -------   -------
      Total revenue                                                88,948     83,554    57,098
                                                                  -------    -------   -------

Cost of product revenue                                            10,510     12,045    10,973
Cost of service revenue                                            19,604     15,984    11,257
                                                                  -------    -------   -------
      Total cost of revenue                                        30,114     28,029    22,230
                                                                  -------    -------   -------

      Gross profit                                                 58,834     55,525    34,868
                                                                  -------    -------   -------
Operating expenses:
Research, development and engineering                              12,086     10,418     6,734
Selling, general and administrative                                34,841     29,710    19,704
Non-recurring merger related transaction costs                      1,329        --        --
Non-recurring merger related integration costs                        597        --        --
                                                                  -------    -------   -------
      Total operating expenses                                     48,853     40,128    26,438
                                                                  -------    -------   -------

      Income from operations                                        9,981     15,397     8,430
Other income (primarily interest), net                              2,941      2,031     1,217
                                                                  -------    -------   -------

      Income before provision for income taxes                     12,922     17,428     9,647
Provision for income taxes                                          4,393      2,507     1,014
                                                                  -------    -------   -------
      Net income                                                  $ 8,529    $14,921   $ 8,633
                                                                  =======    =======   =======
Earnings per share:
        Basic                                                      $ 0.60     $ 1.15     $0.72
                                                                  =======    =======   =======
        Diluted                                                    $ 0.58     $ 1.05     $0.64
                                                                  =======    =======   =======
Weighted average shares outstanding:
        Basic                                                      14,130     12,940    11,947
                                                                  =======    =======   =======
        Diluted                                                    14,822     14,270    13,593
                                                                  =======    =======   =======

   The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                        Accumulated
                                 Common Stock    Addi-   Foreign                Note                   Total
                               ---------------- tional   Currency    Accumu- Receivable Treasury Stock Stock-  Compre-
                                        $.10    Paid-in Translation   lated   Due From  -------------- holders hensive
                               Shares Par Value Capital Adjustment   Deficit  Officer   Shares  Amount Equity  Income
                               ------ --------- ------- -----------  ------- ---------- ------  ------ ------- -------
BALANCE, December 31, 1995     10,342  $1,034   $42,168    $ --     $(37,733) $  --       $ 3    $(24) $ 5,445     --
Proceeds from exercise of
 stock options, including
 related tax benefit              805      80     2,641      --          --      --       --      --     2,721     --
Proceeds from purchases under
 employee stock purchase plan      15       2        89      --          --      --       --      --        91     --
  Net income                      --      --        --       --        8,633     --       --      --     8,633   8,633
                                                                                                               -------
Comprehensive income for the
 year ended December 31, 1996     --      --        --       --          --      --       --      --      --     8,633
                               ------  ------   -------      ---    --------  ------      ---   -----  ------- -------
BALANCE, December 31, 1996     11,162   1,116    44,898      --      (29,100)    --         3     (24)  16,890     --
Proceeds from exercise of
 stock options, including
 related tax benefit              848      85    12,694      --          --      (58)     --      --    12,721     --
Proceeds from purchases under
 employee stock purchase plan      12       1       244      --          --      --       --      --       245     --
Common stock issued for
 services rendered                 18       2        34      --          --      --       --      --        36     --
Issuance of note receivable
 for preferred stock              --      --        --       --          --     (356)     --      --      (356)    --
Translation adjustment            --      --        --         7         --      --       --      --         7       7
  Net income                      --      --        --       --       14,921     --       --      --    14,921  14,921
                                                                                                               -------
Comprehensive income for the
 year ended December 31, 1997     --      --        --       --          --      --       --      --       --   14,928
                               ------  ------   -------      ---    --------  ------      ---   -----  ------- -------
BALANCE, December 31, 1997     12,040   1,204    57,870        7     (14,179)   (414)       3     (24)  44,464     --
Proceeds from exercise of
 stock options, including
 related tax benefit              452      45     1,507      --          --      --       --      --     1,552     --
Proceeds from purchases under
 employee stock purchase plan      21       2       451      --          --      --       --      --       453     --
Conversion of preferred stock
 into common stock              1,836     184    13,727      --          --      --       --      --    13,911     --
Repayment of note receivable      --      --        --       --          --      414      --      --       414     --
Translation adjustment            --      --        --         4         --      --       --      --         4       4
  Net income                      --      --        --       --        8,529     --       --      --     8,529   8,529
                                                                                                               -------
Comprehensive income for the
 year ended December 31, 1998     --      --        --       --          --      --       --      --       --    8,533
                               ------  ------   -------      ---    --------  ------      ---   -----  ------- -------
BALANCE, December 31, 1998     14,349  $1,435   $73,555      $11    $ (5,650) $  --       $ 3   $ (24) $69,327 $   --
                               ======  ======   =======      ===    ========  ======      ===   =====  ======= =======

                The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       For the Years Ended
                                                                                           December 31,
                                                                             -------------------------------------
                                                                               1998           1997          1996
                                                                             --------      ---------     ---------
Cash Flows From Operating Activities:
  Net income                                                                 $ 8,529       $ 14,921       $ 8,633
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                                             3,356          3,677         2,472
     Changes in current assets and liabilities -
         Accounts receivable                                                  (3,360)        (8,235)          397
         Interest receivable                                                    (739)           --            --
         Deferred tax asset, prepaid expenses and
           other current assets                                                3,779            381          (409)
         Accounts payable                                                       (282)           119         2,092
         Accrued expenses                                                     (1,376)         5,156         3,259
         Customer deposits                                                      (126)        (1,396)        2,121
         Deferred revenue                                                       (830)           622         2,342
                                                                             --------      ---------     ---------
               Net cash provided by operating activities                       8,951         15,245        20,907
                                                                             --------      ---------     ---------

Cash Flows From Investing Activities:
        Purchases of property and equipment                                   (3,406)        (4,602)       (4,198)
        (Increase) decrease in other assets                                     (464)            77          (153)
        Purchases of marketable securities                                   (82,400)       (39,025)      (10,865)
        Sales of marketable securities                                        78,491         25,003         1,085
                                                                             --------      ---------     ---------
               Net cash used in investing activities                          (7,779)       (18,547)      (14,131)
                                                                             --------      ---------     ---------

Cash Flows From Financing Activities:
        Principal borrowings of long-term obligations                            --             475           --
        Principal payments of long-term obligations                             (475)            (5)          (10)
        Payment of note receivable due from officer                              414            --            --
        Proceeds from issuance of preferred stock                                --           5,075           --
        Proceeds from exercise of stock options                                1,552          1,869         1,834
        Proceeds from purchases under the employee stock
        purchase plan                                                            453            245            91
                                                                             --------      ---------     ---------
               Net cash provided by financing activities                       1,944          7,659         1,915
                                                                             --------      ---------     ---------

               Effect of exchange rate differences on cash                         4              7           --
                                                                             --------      ---------     ---------

               Net increase in cash and cash equivalents                       3,120          4,364         8,691

Cash and cash equivalents, beginning of year                                  28,639         24,275        15,584
                                                                             --------      ---------     ---------

Cash and cash equivalents, end of year                                       $31,759       $ 28,639      $ 24,275
                                                                             ========      =========     =========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year-
               Income taxes                                                  $ 1,487       $    265      $    429
                                                                             ========      =========     =========
               Interest                                                      $    21       $     23      $     12
                                                                             ========      =========     =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Conversion of redeemable preferred stock into
 common stock                                                                $13,911       $    --       $    --
                                                                             ========      =========     =========
Preferred stock issued in exchange for note receivable
 due from officer                                                            $   --        $    414      $    --
                                                                             ========      =========     =========

             The accompanying notes are an integral part of these consolidated financial statements

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


(1)  Operations and Significant Accounting Policies

     Davox Corporation (the Company) is a software and systems integration company that develops, markets, implements, supports and services management systems for call center operations located throughout the world. These systems are marketed directly, through joint marketing relationships and distribution agreements. The Company markets its systems to banks, consumer finance organizations, retailers, entertainment companies, telemarketing organizations, telecommunications companies, and utilities.

     These consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying consolidated financial statements.

     (a)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Management Estimates

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

     (c)  Revenue Recognition

     In 1997 and 1996, the Company recognized revenue in accordance with the provisions of Statement of Position (SOP) No. 91-1, Software Revenue Recognition. In October 1997, the American Institute of Certified Public Accountants issued SOP No. 97-2 Software Revenue Recognition, which supercedes SOP No. 91-1. In 1998 the Company adopted SOP No. 97-2, which generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all the elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts and consulting services.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

     Revenue from software license fees are generally recognized upon delivery, net of estimated returns, provided there are no significant postdelivery obligations, payment is due within one year and is probable of collection. If acceptance is required, software license revenue is recognized upon customer acceptance. Fees for consulting services are recognized upon customer acceptances or over the period in which services are provided if customer acceptance is not required, and the revenue is fixed and determinable. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year.

     (d)  Warranty Costs

     The Company warrants its products for 90 days and provides for estimated warranty costs upon shipment of such products. Warranty costs have not been and are not anticipated to be significant.

     (e)  Postretirement Benefits

     The Company has no pension plan or other obligations for postretirement benefits.

     (f)  Cash, Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist mainly of commercial paper.

     The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. The Company's investments consist of held-to-maturity securities that are investments in Euro dollar bonds and high grade commercial paper instruments at December 31, 1998 and 1997. All of these investments are classified as current as they mature within one year.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

At December 31, 1998 and 1997, held to maturity marketable securities consisted of the following (in thousands):

                                                                1998                        1997
                                                          Market   Amortized           Market  Amortized
                                                           Value      Cost              Value     Cost
                                                          -----------------------------------------------
  Euro dollar bonds.................................      $11,479      $11,484         $11,326   $11,334
  (maturity 3-7 months)
  Commercial paper obligations......................       12,353       12,352           7,082     7,040
  (maturity 3-6 months)
  Corporate bonds...................................        2,685        2,675           3,447     3,448
  (maturity 3-6 months)
  Short-term note...................................        1,201        1,200          ------    ------
  (maturity 4 months)
  Federal agency issues.............................       ------       ------           2,010     1,980
  (maturity 6 months)                                     -------      -------         -------   -------
                                                          $27,718      $27,711         $23,865   $23,802
                                                          =======      =======         =======  ========

     (g)  Property and Equipment

     The Company provides for depreciation and amortization of property and equipment using the straight-line and declining-balance methods by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives. The cost of property and equipment and their useful lives are summarized as follows (in thousands):

                                                            December 31,
                                                   -------------------------------
                                                     Estimated
Asset Classification                                Useful Life      1998     1997
-------------------------------------------------  -------------    -------  -------
Office equipment and software....................    2-3 Years      $13,789  $10,590
Rental and demonstration
  equipment......................................    2-3 Years          311      331
Furniture and fixtures...........................      5 Years          698      534
Leasehold improvements...........................  Life of Lease        286      222
                                                                    -------  -------
                                                                     15,084   11,677
Less-Accumulated depreciation
  and amortization...............................                     9,786    6,429
                                                                    -------  -------
                                                                    $ 5,298  $ 5,248
                                                                    =======  =======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

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

     (i)  Foreign Currency Translation

     The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are included in stockholders' equity, and are not material.

     (j)  Earnings Per Share

     Basic earnings per share was determined by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects the dilution of the potentially dilutive securities, primarily stock options based on the treasury stock method.

     A reconciliation of basic and diluted weighted averages shares outstanding is as follows (in thousands):

                                                 1998    1997    1996
                                                ------  ------  ------

 Basic weighted average shares outstanding....  14,130  12,940  11,947
 Potentially dilutive shares..................     692   1,330   1,646
                                                ------  ------  ------
 Diluted weighted average shares outstanding..  14,822  14,270  13,593
                                                ======  ======  ======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)


     In 1998 and 1997, 1,483,807 and 55,042 weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding as they were antidilutive. There were no antidilutive shares in 1996.

     (k)  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in several financial institutions. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. The Company had one customer with amounts due to the Company of approximately 12% and 21% of total accounts receivable as of December 31, 1998 and 1997, respectively.

     (l)  Derivative Financial Instruments and Fair Value of Financial
Instruments

     The Company does not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments.

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, marketable securities, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1998 and 1997 due to the short-term nature of these instruments.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

     (m)  Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted SFAS No. 130, effective January 1, 1998, and has disclosed comprehensive income for all periods presented in the accompanying consolidated statements of stockholders' equity.


(2)  Acquisition of AnswerSoft, Inc.

     In May 1998, the Company acquired AnswerSoft, Inc. (AnswerSoft), a Richardson, Texas developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384,452 shares of Davox common stock, including shares which were subject to outstanding AnswerSoft, Inc. stock options and warrants. The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the historical consolidated financial statements for the period prior to the merger have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of AnswerSoft. In connection with the merger with AnswerSoft, the Company incurred non-recurring merger transaction costs (primarily professional fees) of $1,329,000. In addition, the Company incurred non-recurring costs (primarily severance and lease termination costs) of $597,000 related to the integration of the two businesses.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

     Separate and combined results of Davox and AnswerSoft during the periods preceding the merger were as follows:

                                                   Davox    AnswerSoft   Combined
Three months ended March 31, 1998 (unaudited):
     Total revenue.............................   $23,160     $ 1,260    $24,420
                                                  =======     =======    =======
     Net income (loss).........................   $ 4,433     $(1,173)   $ 3,260
                                                  =======     =======    =======
Year ended December 31, 1997:
     Total revenue.............................   $76,816     $ 6,738    $83,554
                                                  =======     =======    =======
     Net income (loss).........................   $18,380     $(3,459)   $14,921
                                                  =======     =======    =======
Year ended December 31, 1996:
     Total revenue.............................   $53,642     $ 3,456    $57,098
                                                  =======     =======    =======
     Net income (loss).........................   $ 9,115     $  (482)   $ 8,633
                                                  =======     =======    =======

(3)  Line of Credit

     The Company has a working capital line of credit with a bank that expires August 31, 1999, if not renewed, pursuant to which the Company may borrow up to the lesser of $2.0 million or a percentage of accounts receivable, as defined. Borrowings under the line of credit bear interest at the bank's prime rate (7.75% at December 31, 1998). There were no borrowings outstanding under the line of credit at December 31, 1998 and 1997.

(4)  Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                       December 31,
                                             ------------------------------
                                                  1998             1997
                                             ------------------------------
Payroll and Payroll related ...........          $3,926            $3,606
Income taxes ..........................             515             2,230
Accrued cost of sales..................           1,680             1,411
Sales and property taxes...............             986               858
Other..................................           2,354             2,732
                                                 ------            ------
                                                 $9,461           $10,837
                                                 ======           =======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

(5)  401(k) Plan

     The Company maintains The Davox Corporation 401(k) Retirement Plan (the
Plan), which is a deferred contribution plan that covers all full-time employees over 21 years of age. Employees may join the plan in the next quarterly enrollment period following their date of hire. The participants may make pretax deferred contributions to the Plan of up to 15% of the annual compensation, as defined. Contributions to the Plan by the Company are discretionary and are determined by the Board of Directors. The Company made discretionary contributions to the Plan of approximately $315,000, $235,000 and $161,000 for the years 1998, 1997 and 1996, respectively.

(6)  Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No.109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

The components of the provision for income taxes consist of the following (in thousands):

                                                  Years Ended December 31,
                                                 -------------------------
                                                   1998      1997    1996
                                                  -----     -----   -----
  Current:
  Federal.....................................    $3,199  $ 5,701   $  204
  State.......................................       994    1,606      810
                                                   -----    -----    -----
    Total current.............................     4,193    7,307    1,014
                                                  ------  -------   ------
  Deferred:
  Federal.....................................       153   (4,300)  -----
  State.......................................        47     (500)  -----
                                                  ------  -------   ------
    Total deferred............................       200   (4,800)  -----
                                                  ------  -------   ------
                                                  $4,393  $ 2,507   $1,014
                                                  ======  =======   ======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)


     The provision for income taxes that is currently payable for the years ended December 31, 1998, 1997 and 1996 does not reflect approximately $394,000, $10,887,000 and $888,000, respectively, of tax benefits included in additional paid-in capital related to disqualifying dispositions and the exercise of non-qualified stock options.

     The approximate income tax effect of each type of temporary difference comprising the deferred tax asset is approximately as follows (in thousands):

                                                     1998       1997
                                                    ------     ------
Net operating loss carryforwards.................  $ 2,687    $ 7,846
Depreciation.....................................    1,029        807
Inventory reserves...............................    1,702      1,442
Tax credit carryforwards.........................    1,701        888
Other temporary differences......................    2,517      2,687
                                                   -------     ------
                                                     9,636     13,670
Less-valuation allowance.........................    3,892      3,682
                                                   -------     ------
                                                   $ 5,744    $ 9,988
                                                   =======    =======

     Approximately $4,887,000 and $9,319,000 of the deferred tax asset are classified as current at December 31, 1998 and 1997, respectively. Approximately $857,000 and $830,000 of the deferred tax asset are classified as long-term as of December 31, 1998 and 1997, respectively.

     At December 31, 1998, the Company has available net operating loss carryforwards and tax credit carryforwards of approximately $7,903,000 and $1,701,000, respectively. The operating loss carryforwards and tax credit carryforwards begin to expire in the years 2008 and 1999, respectively.

     In accordance with SFAS No. 109, the Company records a valuation allowance against its deferred tax asset to the extent management believes it is more likely than not that the asset will be realized. As of December 31, 1998, the Company has provided a full valuation allowance against the net operating loss carryforwards related to its wholly-owned subsidiary, AnswerSoft, Inc., and certain of the Company's tax credit carryforwards due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain tax laws and regulations.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                           1998     1997     1996
                                                                          ---------------   ------
Federal statutory tax rate..............................................   34.0%    34.0%    34.0%

State income taxes, net of federal income tax benefit...................    3.3      5.0      6.3

AnswerSoft, Inc. merger expenses not deductible for
tax purposes............................................................    2.6      ---      ---

Change in valuation allowance/utilization of net
operating loss and tax credit carryforwards.............................   (3.8)   (25.6)   (28.4)

Foreign sales corporation benefit.......................................   (1.0)    (1.0)     ---

Other...................................................................   (1.1)     2.0     (1.4)
                                                                           ----     ----     ----
                                                                           34.0%    14.4%    10.5%
                                                                           ====     ====     ====

(7)  Commitments and Contingencies

     (a)  Operating Lease Commitments

     The Company leases its facilities and sales offices under operating leases that expire at various dates through September 2003. The Company's lease for its corporate headquarters expires in September 2000. Pursuant to the lease agreements, the Company is responsible for maintenance costs and real estate taxes. Total rental expense for all operating leases for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $1,771,000, $1,306,000, and $597,000, respectively.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

Future minimum lease payments are approximately as follows at December 31, 1998 (in thousands):


          Years Ending December 31,      Amount
         ---------------------------     ------
          1999.......................    $1,579
          2000.......................     1,284
          2001.......................       759
          2002.......................       308
          2003.......................       167
                                         ------
                                         $4,097
                                         ======

     (b)  Employment and Severance Agreements

     The Company has entered into employment and severance agreements with certain officers and key employees whereby the Company may be required to pay the officers and employees a total of approximately $1,225,000 upon termination of employment by the Company under certain circumstances, as defined.

     (c)  Litigation

     The Company is presently engaged in various legal actions and its ultimate liability, if any, cannot be determined at the present time. However, management has consulted with legal counsel, and management believes that any such liability will not have a material adverse effect on the Company's financial position or its results of operations.

(8)  Preferred Stock

     In 1997, AnswerSoft, Inc. had two issues of preferred stock outstanding, Series A Preferred Stock ("Series A") and Series B Preferred Stock ("Series B") or collectively referred to as "Preferred Stock." AnswerSoft issued 8,480,000 shares of Series A in 1994 at $1.00 per share, resulting in net proceeds of approximately $8,480,000, and issued an additional 75,000 shares of Series A in 1997 at $1.00 per share, resulting in net proceeds of approximately $75,000. On July 16, 1997 AnswerSoft issued 1,923,077 shares of Series B at $2.60 per share, raising gross proceeds of approximately $5,000,000.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

(8)  Preferred Stock (continued)

     Prior to May 1, 2001, holders of Preferred Stock had the right to require the Company to redeem such shares if redemption was elected by holders of at least 67% of the outstanding Preferred Stock. Holders of Series A and Series B Preferred Stock were entitled to liquidation preferences of $1.00 and $2.60 per share for Series A and Series B, respectively, plus accrued and unpaid dividends in the event of liquidation, dissolution of winding up of the Company including the merger of AnswerSoft or the sale of AnswerSoft including the sale of substantially all of its assets. All shares of outstanding Preferred Stock were converted to shares of Davox Common Stock upon approval of the merger between the two companies.

(9)  Stockholders' Equity

     (a)  Stock Split

     On April 24, 1997, the Company effected a three-for-two stock split through the issuance of a 50% stock dividend payable on May 28, 1997 to shareholders of record on May 13, 1997. All share and per share amounts have been retroactively adjusted for all periods presented.

     (b)  Note receivable due from Officer

     On November 3, 1997 AnswerSoft, Inc. granted options for 222,576 common shares with an exercise price of $0.26 and 136,970 shares of Series B shares with an exercise price of $2.60 to an officer of the Company as part of his employment with the Company. The options were exercised on November 3, 1997 and December 4, 1997, respectively in exchange for a non-recourse promissory note from the officer. This note was repaid in full by the officer during 1998.

     (c)  1986 Stock Plan

     The Company's 1986 Stock Plan (the 1986 Plan), administered by the Board of Directors authorizes the issuance of a maximum of 3,696,429 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1986 Plan may be either nonstatutory stock options or options intended to constitute incentive stock options under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options granted currently vest over a four-year period and expire ten years from the date of grant. The 1986 Plan terminated pursuant to its terms in September 1996.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

     (d)  1994 Stock Plan

     In 1994, AnswerSoft Inc.'s Board of Directors approved the adoption of an employee stock option plan, as amended, (the Plan) which authorized the grant of options up to 4,200,000 of AnswerSoft's Common Stock. The Plan provided for the granting of options to eligible employees to purchase the Company's Common Stock at an exercise price of not less than 100% of the fair market value per share on the date of grant as determined by the Board of Directors. The plan was administered by the Board of Directors who determined the number of shares for which options will be granted, the effective dates of the grants, the option price and vesting schedules. All options under the plan have a ten year term. They typically vested over four years for the effective date of the grant. All outstanding options became immediately and fully vested upon completion of the merger with Davox. The Company no longer grants options under this plan.


     (e)  1996 Stock Plan

     The Company's 1996 Stock Plan (the 1996 Plan) administered by the Board of Directors authorizes the issuance of a maximum of 1,950,000 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1996 Plan may be either nonstatutory stock options or options intended to constitute incentive stock options under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options currently vest over a four-year period. There were 314,375 shares available for future grants under the 1996 Plan at December 31, 1998.

     (f)  Stock Options to Directors

          The Company's 1988 Non-employee Director Stock Option Plan (the 1988
Plan), as amended, is administered by the Board of Directors and authorizes the issuance of a maximum of 600,000 shares of common stock for the exercise of options. The 1988 Plan provides for the automatic grant of options for 60,000 shares to each newly elected non-employee director and additional grants of 15,000 options per biennial anniversary of election to the Board of Directors. Options granted under the 1988 Plan vest 25% per year beginning one year from the date of grant and expire five years from the date of grant. There are 296,250 shares available for future grants under the 1988 Plan at December 31, 1998.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)
     (g)  Stock Plans Summary

     The following is a summary of the stock option activity for all plans for the years ended December 31, 1998, 1997 and 1996:

                                                                                      Weighted
                                                     Number of       Exercise         Average
                                                      Options       Price Range     Exercise Price
                                                    -----------    -------------   ---------------
                                                   (in thousands)
Outstanding, December 31, 1995                          2,426     $0.08 - $ 8.17       $ 2.33
    Granted.....................................          503      0.77 -  26.33        16.61
    Exercised...................................         (805)     0.08 -  16.17         2.28
    Canceled....................................         (102)     0.08 -   8.17         2.50
                                                        -----     -----   ------       ------
Outstanding, December 31, 1996                          2,022      0.08 -  26.33         5.90
    Granted.....................................        1,389      0.77 -  34.13        19.29
    Exercised...................................         (865)     0.08 -  26.33         3.62
    Canceled....................................          (89)     0.77 -  31.00        10.44
                                                        -----     -----   ------       ------
Outstanding, December 31, 1997                          2,457      0.77 -  34.13        14.11
  Granted.......................................        1,124      2.01 -  34.12        18.48
  Exercised.....................................         (452)     0.77 -  26.33         2.56
  Canceled......................................         (593)     0.77 -  34.13        21.72
                                                        -----     -----   ------       ------
Outstanding December 31, 1998                           2,536     $0.77 - $34.13       $16.33
                                                        =====     =====   ======       ======
Exercisable, December 31, 1998                          1,124     $0.77 - $34.13       $11.09
                                                        =====     =====   ======       ======

The range of exercise prices for options outstanding and options exercisable at December 31, 1998 are as follows (in thousands, except exercise prices):

                                                 Options Outstanding            Options Exercisable
                       Weighted Average         ----------------------       ---------------------------
   Range of         Remaining Contractual              Weighted Average                 Weighted Average
Exercise Prices        Life (in years)          Number  Exercise Price        Number     Exercise Price
----------------       ---------------          ------ ----------------      -------     ---------------
  $0.77                      7.68                   9      $0.77                 9          $ 0.77
   1.33 -  1.92              4.89                 363       1.62               363            1.62
   2.00 -  2.33              5.87                 171       2.32               171            2.32
   3.25 -  4.75              5.57                  93       3.59                88            3.54
   6.17 -  8.31              8.72                 270       7.19                44            7.59
  10.75                      9.61                  15      10.75               ---             ---
  16.17 - 21.38              8.77                 588      18.59               106           18.28
  24.33 - 34.13              8.40               1,027      26.33               343           25.90
                                                -----                        -----
                                                2,536                        1,124
                                               ======                        =====

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

     (h)  Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which a maximum of 150,000 shares of common stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan. Shares are purchased through accumulation of payroll deductions (of not less than 0.5% nor more than 10% of compensation, as defined) for the number of whole shares, determined by dividing the balance in the employee's account by the purchase price per share which is equal to 85% of the fair market value of the common stock, as defined. During 1998, 1997 and 1996, 20,647, 12,153 and 14,979 shares, respectively, were purchased under the Purchase Plan.


     (i)  Accounting for Stock-Based Compensation

     The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted (including shares issued under the employee stock purchase plan) as of December 31, 1998, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

     The assumptions used and the weighted average information for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                               Years ended December 31,
                                                              -------------------------
                                                       1998              1997               1996
                                               ------------------- -----------------  -----------------
Risk-free interest rates.....................       4.18% - 5.61%     5.71% - 6.83%      5.36% - 6.64%
Expected dividend yield......................          -----             -----              -----
Expected lives...............................        4.85 years        4.78 years         5.50 years
Expected volatility..........................           69%               66%                71%
Weighted average grant-date fair value of
  options granted during the period..........         $11.45            $16.00              $12.80
Weighted-average exercise price..............         $16.33            $14.11              $ 5.90
Weighted-average remaining contractual life
  of options outstanding.....................        7.75 years        7.98 years         7.45 years

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)



     The effect of applying SFAS No. 123 would be as follows (in thousands, except per share data):

                                                                Years ended December 31,
                                                                ------------------------
                                                                 1998    1997    1996
                                                                ------  -------  ------
Net income as reported.................................         $8,529  $14,921  $8,633
                                                                ======  =======  ======
Pro forma net income...................................         $3,674  $11,080  $7,808
                                                                ======  =======  ======

Earnings per share as reported:
   Basic...............................................         $ 0.60  $  1.15  $ 0.72
                                                                ======  =======  ======
   Diluted.............................................         $ 0.58  $  1.05  $ 0.64
                                                                ======  =======  ======
Pro forma earnings per share:
   Basic...............................................         $ 0.23  $  0.84  $ 0.64
                                                                ======  =======  ======
   Diluted.............................................         $ 0.22  $  0.76  $ 0.57
                                                                ======  =======  ======


(10) Segment and Geographic Information

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (Continued)

(10) Segment and Geographic Information (continued)

     Product revenues from international sources were approximately $9.7 million, $14.7 million and $7.7 million in 1998, 1997 and 1996, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe, Canada, Asia/Pacific, and Latin America. All of the Company's product sales for the years ended December 31, 1998, 1997 and 1996 were shipped from its headquarters located in the United States.

     The following table represents the percentage of product revenue by geographic region from customers for 1998, 1997 and 1996:


                            1998    1997    1996
                           ------  ------  ------
          U.S.              82.0%   74.9%   80.7%
          Europe             8.1    17.1     1.7
          Canada             4.9     3.5     8.4
          Asia/Pacific       3.5     2.3     5.3
          Latin America      1.5     2.2     3.9
                           ------  ------  ------
          Total            100.0%  100.0%  100.0%
                           ======  ======  ======


(11) Significant Customers

     Revenue from the Company's largest single customer was 13%, 10% and 4% of total revenue in 1998, 1997 and 1996, respectively. Revenue from the Company's three largest customers amounted to 24%, 18% and 12% of total revenue in 1998, 1997 and 1996, respectively.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)


(12)  Quarterly Results of Operations (Unaudited)

     The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share data):
                          Year Ended December 31, 1998


                                First                Second                  Third                  Fourth
                               Quarter               Quarter                Quarter                 Quarter
                               -------               -------                -------                 -------

Total revenue                  $24,420               $24,190                $20,939                $19,399

Gross profit                    16,502                16,597                 13,343                 12,393

Net income                      $3,260                $2,341                 $1,883                 $1,045
                               =======               =======                =======                =======
Earnings per share:
              Basic              $0.25                 $0.17                  $0.13                  $0.07
                               =======               =======                =======                =======
              Diluted            $0.22                 $0.16                  $0.13                  $0.07
                               =======               =======                =======                =======
                                            Year Ended December 31, 1997

                                First                Second                  Third                  Fourth
                               Quarter               Quarter                Quarter                 Quarter
                               -------               -------                -------                 -------
Total revenue                 $18,995               $19,957                $20,885                 $23,717

Gross profit                   12,334                12,865                 13,890                  16,436

Net income                     $3,492                $3,600                 $3,131                  $4,698
                              =======               =======                =======                 =======

Earnings per share:
              Basic             $0.28                 $0.28                  $0.24                   $0.37
                              =======               =======                =======                 =======
              Diluted           $0.25                 $0.26                  $0.22                   $0.33
                              =======               =======                =======                 =======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE


To Davox Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Davox Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated January 26, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 26, 1999

                       DAVOX CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



                        Balance at     Charged to     Deductions     Balance at
                         Beginning     Costs and         from          End of
                          of Year       Expenses       Reserves         Year
                        ----------     ----------     ----------     ----------
Accounts receivable
Reserves:

December 31, 1998         $1,134          $315           $274          $1,175
December 31, 1997            711           554            131           1,134
December 31, 1996            665           110             64             711

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1998 fiscal year ended December 31, 1998 under the heading "Election of Directors."

Executive Officers

     See Item 4A.

ITEM 11   EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1998 fiscal year ended December 31, 1998, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1998 fiscal year ended December 31, 1998, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

ITEM 13   CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's 1998 fiscal year ended December 31, 1998, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     1.   Financial Statements

     The following financial information is incorporated in Item 8 above:

     Report of Independent Public Accountants

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     2.   Financial Statement Schedule

     The following financial information is incorporated in Item 8 above:

     Report of Independent Public Accountants on Financial Statement Schedule II - Valuation and Qualifying Accounts.

     All other schedules are not submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K

     The Company did not file any Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

(c)  List of Exhibits

     Exhibit
     Number        Description of Exhibit
     -------       ----------------------

     3.01(3) Restated Certificate of Incorporation of the Registrant, as amended.

     3.02(3)       By-laws of the Registrant, as amended.

     4.01(3) Description of Capital Stock contained in the Registrant's Restated Certificate of Incorporation, as amended, filed as
                   Exhibit 3.01.

     10.02(3) Amended and Restated 1988 Non-Employee Director Stock Option Plan of the Registrant.

     10.03(3) Form of Option Agreement under the Registrant's 1988 Non-Employee Director Stock Option Plan.

     10.04(3)(4)   Special support services agreement between Registrant and
                   Datapoint (UK) Ltd., dated August 1, 1997.

     10.05(3)      1991 Employee Stock Purchase Plan, as amended.

     10.08(1)(4)   Third party service provider agreement between the Registrant and Grumman Systems Support Corporation.

     10.09(2)      1996 Stock Plan of the Registrant, as amended by amendment
                   No. 1.

     10.10(2) Form of Incentive Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.11(2) Form of Non-Qualified Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.12(2)      Executive Compensation Plan.

     10.13(3) Lease agreement between Registrant and Michelson Farm Westford Technology Park VI Limited Partnership for Westford Technology Park Building Six.

(c)  List of Exhibits

     10.14(3)(4)   Distribution agreement between Lucent Technologies Inc. (by and through its Business Communications Systems Division) and the Registrant, dated May 2, 1997.

     21.           Subsidiaries of the Registrant.

     24.1          Consent of Arthur Andersen LLP.

     24.3          Consent of Ernst & Young LLP.

     27.           Financial Data Schedule.


(1) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1995.

(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.

(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1997.

(4)  Confidential treatment granted.  Redacted version previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on the 5th day of March 1999.

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


     Signature                          Title                       Date
     ---------                          -----                       ----


/s/ Alphonse M. Lucchese           Chief Executive
------------------------         Officer and Chairman
  Alphonse M. Lucchese           (Principal Executive
                                       Officer)                 March 5, 1999


/s/ John J. Connolly              Vice President of
--------------------              Finance and Chief
  John J. Connolly                Financial Officer
                                 (Principal Financial
                                       Officer)                 March 5, 1999


/s/ Michael D. Kaufman                 Director                 March 5, 1999
----------------------
  Michael D. Kaufman


/s/ R. Scott Asen                      Director                 March 5, 1999
-----------------
  R. Scott Asen


/s/ Walter J. Levison                  Director                 March 5, 1999
---------------------
  Walter J. Levison