Form 10-Q
period 1999-03-31
DAVOX CORP
filed 1999-04-30
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                                YES   X     NO  ___
                                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of April 26, 1999: 14,381,968 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:                      Page No.
                                                                      -------
              Balance Sheets as of
              March 31, 1999 and December 31, 1998                      3

              Statements of Income
              for the Three Months ended
              March 31, 1999 and 1998                                   4

              Statements of Cash Flows
              for the Three Months ended March 31, 1999 and 1998        5

              Notes to Consolidated Financial Statements                6 - 8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       9 - 17

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                         18


     Item 6.  Exhibits and Reports on Form 8-K                          18

              Signatures                                                19


                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                                                       March 31,                December 31,
                                            ASSETS                        1999                      1998
                                                                   -------------------       -------------------
Current assets:
         Cash and cash equivalents                                       $ 31,695                  $ 31,759
         Marketable securities                                             29,071                    27,711
         Accounts receivable, net of reserves of
               $1,146 and $1,175 in 1999 and
               1998, respectively                                          16,712                    15,959
         Interest receivable                                                  841                       739
         Deferred tax assets                                                4,887                     4,887
         Prepaid expenses and other current assets                          1,819                     1,776
                                                                        ---------                 ---------
               Total current assets                                        85,025                    82,831

Property and equipment, net                                                 5,044                     5,298
Other assets                                                                1,087                     1,294
                                                                        ---------                 ---------
                     Total                                               $ 91,156                  $ 89,423
                                                                        =========                 =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                 $ 5,188                   $ 4,965
         Accrued expenses                                                   8,952                     9,461
         Customer deposits                                                  1,853                     1,892
         Deferred revenue                                                   4,618                     3,757
                                                                        ---------                 ---------
               Total current liabilities                                   20,611                    20,075

Deferred revenue, less current portion                                         23                        21
                                                                        ---------                 ---------

Stockholders' equity:
         Common stock, $.10 par value  -
            Authorized - 30,000 shares
            Issued - 14,382 and 14,349
            shares in 1999 and 1998, respectively                           1,438                     1,435
         Additional paid-in capital                                        73,742                    73,555
         Accumulated foreign currency translation adjustment                    4                        11
         Accumulated deficit                                               (3,952)                   (5,650)
                                                                        ---------                 ---------
                                                                           71,232                    69,351
            Less - Treasury stock,
            83 and 3 shares at cost in 1999 and 1998, respectively           (710)                      (24)
                                                                        ---------                 ---------
                Total stockholders' equity                                 70,522                    69,327
                                                                        ---------                 ---------
                     Total                                               $ 91,156                  $ 89,423
                                                                        =========                 =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                      -----------------------------
                                                         1999              1998
                                                      ----------      -------------

Product revenue                                         $ 11,432         $ 16,354
Service revenue                                            8,817            8,066
                                                      ----------       ----------
      Total revenue                                       20,249           24,420
                                                      ----------       ----------

Cost of product revenue                                    2,217            3,146
Cost of service revenue                                    5,254            4,772
                                                      ----------       ----------
      Total cost of revenue                                7,471            7,918
                                                      ----------       ----------

      Gross profit                                        12,778           16,502
                                                      ----------       ----------

Operating expenses:
Research, development and engineering expenses             3,122            3,104
Selling, general and administrative expenses               8,297            9,207
                                                      ----------       ----------
        Total operating expenses                          11,419           12,311
                                                      ----------       ----------

      Income from operations                               1,359            4,191

Other income (primarily interest income)                     639              749
                                                      ----------       ----------

      Income before provision for income taxes             1,998            4,940

Provision for income taxes                                   299            1,680
                                                      ----------       ----------

        Net income                                       $ 1,699          $ 3,260
                                                      ==========       ==========


Earnings per share:
        Basic                                             $ 0.12           $ 0.25
                                                      ==========       ==========
        Diluted                                           $ 0.11           $ 0.22
                                                      ==========       ==========

Weighted average shares outstanding:
        Basic                                             14,335           13,118
                                                      ==========       ==========
        Diluted                                           14,802           14,860
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

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                ---------------------------------------------
                                                                   1999                            1998
                                                                ----------------          -------------------
Cash Flows From Operating Activities:
  Net income                                                      $ 1,699                      $ 3,260
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                                    947                          789
     Changes in current assets and liabilities -
         Accounts receivable                                         (753)                      (2,077)
         Interest receivable                                         (102)                        (543)
         Prepaid expenses and other current assets                    (43)                        (138)
         Accounts payable                                             223                          105
         Accrued expenses                                            (509)                       2,465
         Customer deposits                                            (39)                      (1,234)
         Deferred revenue                                             861                        2,852
                                                                 --------                     --------
         Net cash provided by operating activities                  2,284                        5,479
                                                                 --------                     --------

Cash Flows From Investing Activities:
  Purchases of property and equipment                                (692)                        (625)
  (Increase) decrease in other assets                                 207                         (495)
  Purchases of treasury stock                                        (686)                       -----
  Purchases of marketable securities                              (23,667)                     (22,640)
  Sales of marketable securities                                   22,307                       12,340
                                                                 --------                     --------
         Net cash used in investing activities                     (2,531)                     (11,420)
                                                                 --------                     --------

Cash Flows From Financing Activities:
  Principal borrowings of long-term obligations                     -----                           49
  Proceeds from exercise of stock options                              30                          385
  Proceeds from employee stock purchase plan                          160                          205
                                                                 --------                     --------
        Net cash provided by financing activities                     190                          639
                                                                 --------                     --------

        Effect of exchange rate differences on cash                    (7)                         (43)

        Net (decrease) increase in cash and cash equivalents          (64)                      (5,345)

Cash and cash equivalents, beginning of period                     31,759                       28,639
                                                                 --------                     --------

Cash and cash equivalents, end of period                         $ 31,695                     $ 23,294
                                                                 ========                     ========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for income taxes                      $ 568                        $ 154
                                                                 ========                     ========
  Cash paid during the period for interest                            $ -                         $ 11
                                                                 ========                     ========

                      The accompanying notes are an integral part of these consolidated financial statements

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 that was filed with the Securities and Exchange Commission on March 8, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the three-month period ended March 31, 1999 may not be indicative of the results that may be expected for the full fiscal year.

2.   Acquisition of AnswerSoft, Inc.

     In May 1998, the Company acquired AnswerSoft, Inc., (ASI), a Richardson, Texas developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384,452 shares of Davox common stock, including shares which were subject to outstanding ASI stock options and warrants. The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the historical information for 1998 has been retroactively restated to reflect the merger. Revenue and net income (loss) for the separate entities prior to the acquisition and restated for the combined Company are as follows:

                             For the Three Months
                                Ended March 31,
                                     1998
                             ---------------------
      Davox
      ---------------
      Total revenue                 $23,160
      Net income                    $ 4,433

      AnswerSoft
      ---------------
      Total revenue                 $ 1,260
      Net loss                      $(1,173)

      Combined
      ---------------
      Total revenue                 $24,420
      Net Income                    $ 3,260

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


4.   Provision for Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.


5.   Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows (in thousands):

                                              For the three month period ended:
                                              March 31, 1999     March 31, 1998
                                              --------------     --------------
Basic weighted average shares outstanding          14,335             13,118
Effect of dilutive stock options                      467              1,742
                                                   ------             ------
Diluted weighted average shares outstanding        14,802             14,860
                                                   ======             ======

     For the three-month period ended March 31, 1999, 1,833,294 weighted average common equivalent shares were not included in the diluted weighted shares outstanding as they were antidilutive. For the three-month period ended March 31, 1998, 185,046 weighted average common equivalent shares were not included in the diluted weighted average shares outstanding as they were antidilutive.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


6.   Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

                                              For the three month period ended:
                                              March 31, 1999     March 31, 1998
                                              --------------     --------------
Net income                                         1,699              3,260
Foreign currency translation adjustments              (7)               (43)
                                                   -----              -----
Comprehensive income                               1,692              3,217
                                                   =====              =====

7.   Segment and Geographic Information

     Product revenues from international sources were approximately $2.3 million in both the first quarter of 1999 and 1998. The Company's revenues from international sources were primarily generated from customers located in Europe, Canada, Asia/Pacific, and Latin America. All of the Company's product sales for the quarters ended March 31, 1999 and 1998 were shipped from its headquarters located in the United States.

     The following table represents the percentage of product revenue by geographic region from customers for the three-month period ended March 31, 1999 and 1998:

                       For the three month period ended:
                       March 31, 1999     March 31, 1998
                       --------------     --------------

U.S.                         79.5%             85.9%
Europe                       19.3               8.6
Canada                        0.2               2.2
Asia/Pacific                  0.7               3.3
Latin America                 0.3               0.0
                            -----             -----
Total                       100.0%            100.0%
                            =====             =====

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

     Total revenue for the first quarter of 1999 decreased approximately $4.2 million, or 17.1% to $20.2 million compared to the same period in 1998.

     Product revenue for the first quarter of 1999 decreased approximately $4.9 million, or 30.1% to $11.4 million compared to the first quarter of 1998. This decrease was due to lower sales of Unison(R) outbound calling systems, which was partially offset by increased sales resulting from the introduction of Allbound(TM) inbound/outbound blended systems.

     Cost of product revenue for the first quarter of 1999 decreased approximately $929,000 or 29.5% to $2.2 million compared to the same period in 1998. As a percentage of product revenue, the cost of product revenue remained substantially consistent at 19% in the first quarter of 1999 compared to the same period in 1998. The decrease in the cost of product revenue was due primarily to the lower volume of product sales in the quarter.

     Service revenue for the first quarter of 1999 increased approximately $751,000, or 9.3% to $8.8 million compared to the same period in 1998. The increase in service revenue was due primarily to increases in maintenance revenue in the first quarter of 1999 as compared to the same period in 1998, resulting from increases in the installed base of the Company's products.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Cost of service revenue for the first quarter of 1999 increased approximately $482,000, or 10.1% to $5.3 million compared to the same period in 1998. As a percentage of service revenue, the cost of service revenue increased by 0.4% in the first quarter of 1999 compared to the same period in 1998. These increases were attributable to higher travel and third party consulting expenses in 1999.

     Research, development and engineering expenses remained relatively constant at approximately $3.1 million for the first quarter of 1999 and the same period in 1998. Higher depreciation expense due to capital equipment purchases in 1999 were somewhat offset by lower consulting expenses.

     Selling, general and administrative (SG&A) expenses decreased by approximately $910,000, or 9.9% to $8.3 million for the first quarter of 1999 compared to the same period in 1998. This decrease was due to lower payroll and related expenses resulting from headcount decreases, and also to decreases in commission and travel related expenses.

     Other income in 1999 was derived primarily from interest income from investments in Eurodollar bonds, commercial paper, and money market instruments, net of investment fees. Other income decreased 14.7% for the first quarter of 1999 compared to the same period in 1998. This decrease reflects the lower investment yields obtained in 1999 compared to 1998.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1999 at an effective income tax rate of 15%, which is lower than the combined federal and state statutory tax rates due primarily to the utilization of tax credits, benefits derived from the Company's foreign sales corporation, and net operating loss carryforwards utilized as a result of the AnswerSoft acquisition.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $31.7 million as well as its marketable securities of approximately $29.1 million. As of December 31, 1998, the Company's cash and cash equivalent balances were approximately $31.8 million and its marketable securities were approximately $27.7 million. The overall increase of approximately $1.3 million in the total cash and marketable securities was due primarily to favorable operating results. This was offset by the purchase of property and equipment, and the repurchase of the company's common stock. Additionally, the Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of March 31, 1999.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     The Company's primary investing activities were purchases of property and equipment, and purchases and sales of marketable securities. Property and equipment purchases totaled approximately $692,000 during the first three months of 1999, compared to approximately $625,000 during the first three months of 1998. Purchases and sales of marketable securities generated a net cash outflow of approximately $1.4 million during the first three months of 1999, compared to a net cash outflow of approximately $10.3 million during the first three months of 1998.

     Cash provided by financing activities during the first three months of 1999 totaled approximately $190,000, and was generated primarily from proceeds from exercises of stock options, and from purchases of stock through the Company's employee stock purchase plan. Cash provided by financing activities during the first three months of 1998 totaled approximately $639,000, and was generated primarily from exercises of stock options, purchases of stock through the employee stock purchase plan, and from borrowings of long-term obligations.

     In January 1999, the Board of Directors authorized, effective February 1,1999, the purchase of up to 3,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company's stock option plans. Under the stock repurchase program, shares may be repurchased, at management's discretion, from time to time at prevailing prices in the open market. During the first quarter of fiscal 1999, the Company repurchased 80,000 shares of its common stock for approximately $686,000. Since March 31, 1999, and up through April 26, 1999, the Company has repurchased an additional 828,900 shares of its common stock for approximately $6,093,000.

     At March 31, 1999, the working capital of the Company increased to approximately $64.4 million from approximately $62.8 million as of December 31, 1998. This increase was primarily attributable to the higher total cash and marketable securities balance from favorable operating results in 1999, and from an increase in accounts receivable.

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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. As of March 31, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, Euro dollar bonds, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.


YEAR 2000

Year 2000 Readiness Disclosure made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998)

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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Status of Investigation -- Product Readiness

     The Company has established Year 2000 date operability standards against which the most current versions of its software products are being tested. The Company has completed testing of its current line of Unison(R) software products and believes the most current versions conform to these standards and are Year 2000 ready. In connection with the acquisition of AnswerSoft, Inc. in May 1998, the Company acquired the Concerto(TM) line of software tool products. The Company has completed testing of the current releases of Concerto(TM) software products and believes them to be Year 2000 ready, except IIR. All versions of IIR are believed to be not Year 2000 ready. All customers have been told to upgrade to SmartRoute(TM), which is Year 2000 ready. Despite the Company's testing, there can be no assurance that the Company's products do not contain undetected errors or defects related to Year 2000 operability that may result in material costs to the Company or that the Company's products contain all features and functionality considered necessary by customers, end users and distributors to be Year 2000 ready.

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


Status of Investigation -- Internal Readiness

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

Status of Investigation -- Third Party Readiness

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including Form 10-Q and Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". Such forward-looking statements involve risks and uncertainties which may adversely impact whether or not such forward-looking statements come true. In particular, but without limitation, statements in Form 10-K "Item 1. Business", relating to the size or growth of call centers, the key reasons for the acquisition of AnswerSoft, the expectation to tightly integrate Davox and AnswerSoft products, the Form 10-K "1999 Product Development" subsection, the plan to broaden its product distribution and customer support in Europe, potential product development, and statements relating to expansion of the Business Partners Program, and in the Form 10-K "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's intent to broaden its customer base and decrease reliance on its largest customers and the sufficiency of working capital, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

     Additionally, the Company's quarterly and annual financial and operating results are affected by a wide variety of factors that could materially adversely affect revenue and profitability, including: the timing of customer orders; the Company's ability to introduce new products on a timely basis; introduction of products and technologies by the Company's competitors; and market acceptance of the Company's and its competitors' products; effects of litigation described in Form 10-K Item 3 Legal Proceedings; the ability to hire and retain key personnel; the ability to efficiently and effectively integrate the AnswerSoft and Davox products; and difficulties of any nature as a result of the impact of the Year 2000 on Davox, its customers, its vendors or its distributors.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     International sales are expected to continue to account for a significant portion of Davox's net sales in future periods. International sales are subject to certain inherent risks, including, but not limited to, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potentially adverse tax treatment, and the inability to expand distribution channels. As a result of the foregoing and other factors, the Company may experience material fluctuations in future financial and operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, results of operations and stock price.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits

     Exhibit
     Number    Description of Exhibit
     ------    ----------------------
       27      Article 5 -- Summary Financial Data Schedule (Edgar only)


     (b) On March 25, 1999, the Company filed a Report on Form 8-K stating that an announcement was made on March 4, 1999, that John J. Connolly, Davox's Vice-President Finance and Chief Financial Officer was to resign effective March 31, 1999. The Form 8-K also stated that an announcement was made on March 15, 1999, stating that Mr. Connolly would remain with Davox as Vice-President Finance and Chief Financial Officer.

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DAVOX CORPORATION


Date:  April 30, 1999                   By: /s/ Alphonse M. Lucchese
                                            ------------------------
                                            Alphonse M. Lucchese
                                            Chief Executive Officer
                                            and Chairman (Principal
                                            Executive Officer)



Date: April 30, 1999                    By: /s/ John J. Connolly
                                            --------------------
                                            John J. Connolly
                                            Vice President of Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)