Form 10-Q
period 1999-06-30
DAVOX CORP
filed 1999-08-02
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                               YES  X  NO  ___
                                   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of July 22, 1999: 13,057,161 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:                                      Page No.
                                                                      -------
          Consolidated Balance Sheets as of
          June 30, 1999 and December 31, 1998                           3

          Consolidated Statements of Income
          for the Three Months and Six Months Ended June 30, 1999
          and 1998                                                      4

          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1999 and 1998               5

          Notes to Consolidated Financial Statements                    6 - 8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9 - 16


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                            17

   Item 4. Submission of Matters to a Vote of Security Holders          17

   Item 5. Other Information                                            17

   Item 6. Exhibits and Reports on Form 8-K                             17

           Signatures                                                   18

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                                            June 30,                December 31,
                             ASSETS                          1999                       1998
                                                         ------------               ------------
Current assets:
   Cash and cash equivalents                             $     30,814               $     31,759
   Marketable securities                                       24,589                     27,711
   Accounts receivable, net of reserves of
      $1,137 and $1,175 in 1999 and
      1998, respectively                                       17,578                     15,959
   Interest receivable                                            409                        739
   Prepaid expenses and other current assets                    1,390                      1,776
   Deferred tax assets                                          4,887                      4,887
                                                         ------------               ------------
      Total current assets                                     79,667                     82,831

Property and equipment, net                                     4,953                      5,298
Other assets                                                    1,114                      1,294
                                                         ------------               ------------
                                                         $     85,734               $     89,423
                                                         ============               ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $      5,044               $      4,965
   Accrued expenses                                             8,794                      9,461
   Customer deposits                                            2,314                      1,892
   Deferred revenue                                             6,177                      3,778
                                                         ------------               ------------
      Total current liabilities                                22,329                     20,096

Stockholders' equity:
   Common stock, $.10 par value  -
    Authorized - 30,000 shares
    Issued - 14,387 and 14,349
    shares in 1999 and 1998, respectively                       1,439                      1,435
   Additional paid-in capital                                  73,755                     73,555
   Accumulated foreign currency translation adjustment             (3)                        11
   Accumulated deficit                                         (1,545)                    (5,650)
                                                         ------------               ------------

                                                               73,646                     69,351
    Less - Treasury stock, 1,330 and 3 shares, at cost,
    in 1999 and 1998, respectively                            (10,241)                       (24)
                                                         ------------               ------------

      Total stockholders' equity                               63,405                     69,327
                                                         ------------               ------------

                                                         $     85,734               $     89,423
                                                         ============               ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                       Three Months                   Six Months
                                                       Ended June 30,                Ended June 30,
                                                  -------------------------     -------------------------
                                                     1999           1998           1999           1998
                                                  ----------     ----------     ----------     ----------
Product revenue                                   $   12,389     $   15,072     $   23,821     $   31,426
Service revenue                                        9,619          9,118         18,436         17,184
                                                  ----------     ----------     ----------     ----------
      Total revenue                                   22,008         24,190         42,257         48,610
                                                  ----------     ----------     ----------     ----------

Cost of product revenue                                2,188          2,804          4,405          5,951
Cost of service revenue                                5,320          4,789         10,574          9,561
                                                  ----------     ----------     ----------     ----------
      Total cost of revenue                            7,508          7,593         14,979         15,512
                                                  ----------     ----------     ----------     ----------

      Gross profit                                    14,500         16,597         27,278         33,098
                                                  ----------     ----------     ----------     ----------

Operating expenses:
Research, development and engineering                  3,137          2,918          6,259          6,022
Selling, general and administrative                    9,155          8,930         17,452         18,137
Non-recurring merger transaction costs                 -----          1,329          -----          1,329
Non-recurring merger-related integration costs         -----            597          -----            597
                                                  ----------     ----------     ----------     ----------
        Total operating expenses                      12,292         13,774         23,711         26,085
                                                  ----------     ----------     ----------     ----------

      Income from operations                           2,208          2,823          3,567          7,013

Other income (primarily interest income)                 625            724          1,264          1,472
                                                  ----------     ----------     ----------     ----------

      Income before provision for income taxes         2,833          3,547          4,831          8,485

Provision for income taxes                               425          1,206            724          2,885
                                                  ----------     ----------     ----------     ----------

        Net income                                $    2,408     $    2,341     $    4,107     $    5,600
                                                  ==========     ==========     ==========     ==========


Earnings per share:
        Basic                                     $     0.18     $     0.17     $     0.30     $     0.40
                                                  ==========     ==========     ==========     ==========
        Diluted                                   $     0.17     $     0.16     $     0.29     $     0.37
                                                  ==========     ==========     ==========     ==========

Weighted average shares outstanding:
        Basic                                         13,453         14,077         13,892         13,991
                                                  ==========     ==========     ==========     ==========
        Diluted                                       13,940         14,870         14,368         14,956
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

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                    Six Months
                                                                    Ended June 30,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------     ----------
Cash Flows From Operating Activities:
  Net income                                                  $    4,107     $    5,600
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                                 1,891          1,580
     Changes in current assets and liabilities -
         Accounts receivable                                      (1,619)        (7,398)
         Interest receivable                                         330         (1,073)
         Prepaid expenses and other current assets                   386           (172)
         Accounts payable                                             79            764
         Accrued expenses                                           (667)         3,698
         Customer deposits                                           422           (796)
         Deferred revenue                                          2,399          1,556
                                                              ----------     ----------
         Net cash provided by operating activities                 7,328          3,759
                                                              ----------     ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                             (1,546)        (1,820)
  Decrease in other assets                                           180             12
  Purchases of marketable securities                             (45,514)       (42,506)
  Sales of marketable securities                                  48,635         31,626
                                                              ----------     ----------
         Net cash provided by (used in) investing activities       1,755        (12,688)
                                                              ----------     ----------

Cash Flows From Financing Activities:
  Principal payments of long-term obligations                      -----           (475)
  Payment of note receivable from officer                          -----            414
  Purchases of treasury stock                                    (10,217)         -----
  Proceeds from exercise of stock options                             43            875
  Proceeds from employee stock purchase plan                         160            205
                                                              ----------     ----------
         Net cash provided by (used in) financing activities     (10,014)         1,019
                                                              ----------     ----------

Effect of exchange rate differences on cash                          (14)           (49)
                                                              ----------     ----------

Net decrease in cash and cash equivalents                           (945)        (7,959)

Cash and cash equivalents, beginning of period                    31,759         28,639
                                                              ----------     ----------

Cash and cash equivalents, end of period                      $   30,814     $   20,680
                                                              ==========     ==========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for income taxes                $      788     $      804
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578, that was filed with the Securities and Exchange Commission on March 8, 1999. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and six month periods ended June 30, 1999 may not be indicative of the results that may be expected for the full fiscal year.

2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   Provision for Income Taxes

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1999 at an effective tax rate of 15%, which is lower than the combined federal and state statutory tax rates due primarily to utilization of tax credits, benefits derived from the Company's foreign sales corporation, and net operating loss carryforwards.

4.   Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding and the effect of dilutive stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows (in thousands):

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


4.   Earnings Per Share (continued)

                                                  Three Months            Six Months
                                                  Ended June 30,          Ended June 30,
                                                  1999       1998         1999       1998
                                                  ----       ----         ----       ----
Basic weighted average shares outstanding       13,453     14,077       13,892     13,991

Effect of dilutive stock options                   487        793          476        965
                                                ------     ------       ------     ------

Diluted weighted average shares outstanding     13,940     14,870       14,368     14,956
                                                ======     ======       ======     ======


     For the three month periods ended June 30, 1999 and 1998, 1,648,996 and 1,230,585 weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive. For the six month periods ended June 30, 1999 and 1998, 1,882,900 and 605,576 weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.


5.   Comprehensive Income

The components of comprehensive income are as follows (in thousands):

                                                   Three Months             Six Months
                                                  Ended June 30,           Ended June 30,
                                                   1999      1998          1999        1998
                                                   ----      ----          ----        ----
Net Income                                       $ 2,408   $ 2,341       $ 4,107     $ 5,600

Foreign currency translation adjustments              (7)       (6)          (14)        (49)
                                                 -------   -------       -------     -------

Comprehensive income                             $ 2,401   $ 2,335       $ 4,093     $ 5,551
                                                 =======   =======       =======     =======

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


6.   Segment and Geographic Information

     Product revenue from international sources was approximately $2.4 million and $2.5 million in the second quarter of 1999 and 1998, respectively, and approximately $4.8 million in both of the six month periods ended June 30, 1999 and 1998. The Company's revenue from international sources was primarily generated from customers located in Europe, Canada, Asia/Pacific, and Latin America. All of the Company's product sales for the periods presented were shipped from its headquarters located in the United States.

     The following table represents the percentage of product revenue by geographic region from customers for the three month and six month periods ended June 30, 1999 and 1998:

                           Three Months                   Six Months
                           Ended June 30,                Ended June 30,
                         1999           1998           1999         1998
                         ----           ----           ----         ----

     U.S.                80.5%          83.5%          80.0%        84.7%
     Europe              16.7            7.2           18.0          7.9
     Asia/Pacific         2.6            0.8            1.7          2.1
     Latin America        0.2            1.1            0.2          0.6
     Canada               ---            7.4            0.1          4.7
     Total              100.0%         100.0%         100.0%       100.0%
                        =====          =====          =====        =====


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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1999 and 1998

     Total revenue for the second quarter of 1999 decreased approximately $2.2 million, or 9.0%, to $22.0 million compared to the same period in 1998, while total revenue for the first six months of 1999 decreased approximately $6.4 million, or 13.1%, to $42.3 million compared to the same period in 1998.

     Product revenue for the second quarter of 1999 decreased approximately $2.7 million, or 17.8%, to $12.4 million compared to the same period in 1998, while product revenue for the first six months of 1999 decreased approximately $7.6 million, or 24.2%, to $23.8 million compared to the same period in 1998. These decreases were caused primarily by lower sales of Unison(R) outbound call management systems, which were partially offset by sales of Allbound(TM) inbound/outbound blended call management systems.

     Cost of product revenue for the second quarter of 1999 decreased approximately $616,000, or 22.0%, to $2.2 million compared to the same period in 1998. Cost of product revenue for the first six months of 1999 decreased approximately $1.5 million, or 26.0%, to $4.4 million compared to the same period in 1998. These decreases were mainly attributable to lower product shipments in the three month and six month periods ended June 30, 1999 compared to 1998, and also is a result of a decrease in product shipments requiring hardware components.

     Service revenue for the second quarter of 1999 increased approximately $501,000, or 5.5%, to $9.6 million compared to the same period in 1998. Service revenue for the first six months of 1999 increased approximately $1.3 million, or 7.3%, to $18.4 million compared to the same period in 1998. The increase in service revenue was primarily the result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting and professional services revenue in 1999, as compared to 1998.

     Cost of service revenue for the second quarter of 1999 increased approximately $531,000, or 11.1%, to $5.3 million compared to the same period in 1998. Cost of service revenue for the first six months of 1999 increased $1.0 million, or 10.6%, to $10.6 million compared to the same period in 1998. These increases during 1999 were attributable to higher payroll and related expenses resulting from customer service headcount increases, higher third party maintenance costs and increased consulting costs.

     Research, development and engineering expenses increased approximately $219,000, or 7.5%, to $3.1 million for the second quarter of 1999 as compared to the same period in 1998. Research, development and engineering expenses increased approximately $237,000, or 3.9%, to $6.3 million for the first six months of 1999 compared to the same period in 1998. The increase for both periods was primarily due to higher headcount and related expenses to support continued new product development efforts, specifically Ensemble(TM) and Unison/(R)/ 4.0.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Selling, general and administrative (SG&A) expenses increased by approximately $225,000, or 2.5%, to $9.2 million for the second quarter of 1999 compared to the same period in 1998. This increase was due primarily to higher payroll and related expenses resulting from increased headcount in the sales and marketing functions. SG&A expenses decreased by approximately $685,000, or 3.8%, to $17.5 million for the first six months of 1999 compared to the same period in 1998. This decrease was mainly attributable to lower travel and related expenses, and a decrease in commission expense.

     During the second quarter of 1998, the Company incurred approximately $1.9 million in non-recurring merger costs in relation to the acquisition of AnswerSoft, Inc.

     Other income in 1999 was derived primarily from investments in commercial paper, taxable auction securities, Eurodollar bonds, and money market instruments, net of investment fees. Other income decreased 13.7% for the second quarter of 1999 compared to the same period in 1998, and decreased 14.1% for the first six months of 1999 compared to the same period in 1998. These decreases are primarily due to lower marketable securities balances resulting from the repurchase of 1,246,400 shares of Davox common stock during the second quarter of 1999 for approximately $9.5 million. The total common stock repurchased during the first six months of 1999 was 1,326,400 shares of Davox common stock for approximately $10.2 million.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1999 at an effective tax rate of 15%, which is lower than the combined federal and state statutory tax rates due primarily to utilization of tax credits, benefits derived from the Company's foreign sales corporation, and net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $30.8 million as well as its marketable securities of approximately $24.6 million. At December 31, 1998, the Company's cash and cash equivalent balances were approximately $31.8 million and its marketable securities were approximately $27.7 million. These decreases are primarily due to lower cash and marketable securities balances resulting from the repurchase of 1,326,400 shares of Davox common stock for approximately $10.2 million.

     Net cash provided by operating activities for the first six months of 1999 was approximately $7.3 million, compared to approximately $3.8 million for the first six months of 1998. The increase in cash provided by operating activities for the first six months of 1999 was due primarily to net income of $4.1 million, and to an increase in deferred revenue of $2.4 million for the first six months of 1999.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     The Company's primary investing activities were purchases and sales of marketable securities and purchases of property and equipment. Property and equipment purchases were approximately $1.5 million during the first six months of 1999, compared to approximately $1.8 million during the first six months of 1998. Purchases and sales of marketable securities generated a net cash inflow of approximately $3.1 million during the first six months of 1999, compared to a net cash outflow of approximately $10.9 million during the same period of 1998.

     Cash used in financing activities during the first six months of 1999 totaled approximately $10.0 million, and was primarily attributable to the repurchase of 1,326,400 shares of Davox common stock. Cash provided by financing activities during the first six months of 1998 totaled approximately $1.0 million, primarily from exercises of stock options, purchases of stock through the Company's employee stock purchase plan, and from the repayment of a note receivable from a former officer of AnswerSoft, Inc., offset by proceeds from the payment of long-term debt.

     At June 30, 1999, the working capital of the Company decreased to approximately $57.3 million from approximately $62.7 million as of December 31, 1998. This decrease was primarily attributable to the lower cash and marketable securities balance at June 30, 1999 compared to December 31, 1998, due to the repurchase of 1,326,400 shares of Davox common stock for approximately $10.2 million, and was partially offset by $7.3 million of cash generated from favorable operating results.

     The Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of June 30, 1999.

     Management believes, based on its current operating plan, that the Company's existing cash and marketable securities, cash generated from operations, and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the next twelve months.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. As of June 30, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term; commercial paper, taxable auction securities, Eurodollar bonds, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

YEAR 2000

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

Status of Investigation - Product Readiness

     The Company has established Year 2000 date operability standards against which the most current versions of its software products are being tested. The Company has completed testing of its current line of Unison software products and believes the most current versions conform to these standards and are Year 2000 ready. In connection with the acquisition of AnswerSoft, Inc. in May 1998, the Company acquired the Concerto line of software tool products. The Company has completed testing of the current releases of Concerto software products and believes them to be Year 2000 ready, except IIR. All versions of IIR are believed to be not Year 2000 ready. All customers have been told to upgrade to SmartRoute, which is Year 2000 ready. Despite the Company's testing, there can be no assurance that the Company's products do not contain undetected errors or defects related to Year 2000 operability that may result in material costs to the Company or that the Company's products contain all features and functionality considered necessary by customers, end users and distributors to be Year 2000 ready.

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

     The Company has tested many, but not all, prior versions of its products and continually tests the current versions of its products as each are released. The Company currently believes that it has contacted and updated the majority of its known customer's systems to the Year 2000 Ready system. The Company will continue to endeavor to contact all remaining customers. Further, the Company cautions users of such products to conduct their own Year 2000 operability testing to determine if continued use of the products allows them to meet their own Year 2000 readiness objectives. While most customers have been or will be upgraded to Year 2000 ready versions of products under maintenance coverage, if eligible, in the normal course, the Company expects to incur some additional expenses associated with the furnishing of upgrades and modifications. In addition, the ability of the Company to implement upgrades in time to meet customer's Year 2000 readiness requirements requires the continued availability of qualified technical personnel and the Company may incur additional costs to attract and retain such personnel as the Year 2000 draws closer. At this time the Company does not believe that the cost of potential upgrades or modifications will have a material effect on the Company's business, financial condition and operating results.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Status of Investigation - Internal Readiness

     The Company is engaged in conducting a Year 2000 readiness audit of its internal IT systems (including telecommunication, facilities management, safety and security systems). Although the Company is not presently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company is continuing its investigation and there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third party hardware, firmware, and software. The Company has finalized its testing of all internal systems as of June 30, 1999. As a result of such testing, the Company has not identified any significant problems associated with the systems tested.

Status of Investigation - Third Party Readiness

     The Company is continuing to assess the Year 2000 readiness of material third parties, such as public utilities and key clients or suppliers, who provide external services to the Company. The Company will continue to perform these assessments and testing as they are identified during 1999. The Company has certain key relationships with suppliers which furnish components and software used by the Company in its products. If these suppliers fail to adequately address the Year 2000 issue for the products they supply the Company, this could have a material adverse effect on the Company's operations, reputation, and financial results. Certain of the Company's products contain third party components and software that are integral to its operation for which the cost and time to integrate alternative components or software into these products would be material.

Contingency Plans and Worst Case Scenario

     At the present time, the Company is in the process of outlining contingency plans to operate in the event that its products, systems, or business partners are not Year 2000 ready. If the Company's investigations suggest that there is a significant risk that certain products, systems, or business partners might not be Year 2000 ready, the Company will modify its contingency plans accordingly. The Company is in the process of coordinating additional staffing resources surrounding the last day of 1999. The additional staffing will supplement and assist the Company's help center to address any unusual influx of additional telephone inquiries as a result of Year 2000 related issues.

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including Form 10-Q and Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". Such forward-looking statements involve risks and uncertainties, which may adversely impact, whether or not such forward-looking statements come true. In particular, but without limitation, statements in Form 10-K "Item 1. Business", relating to the size or growth of call centers, the expectation to tightly integrate Davox and AnswerSoft products, the Form 10-K "1999 Product Development" subsection, the plan to broaden its product distribution and customer support in Europe, potential product development, and statements relating to expansion of the Business Partners Program, and in the Form 10-K "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's intent to broaden its customer base and decrease reliance on its largest customers and the sufficiency of working capital, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

           There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

           The annual meeting of security holders of the Company was held on May 4, 1999. The number of directors was fixed at four and the following persons were elected as directors:

Nominee                  Total Votes for Nominee           Total Votes Against
                                                                  Nominee

Alphonse M. Lucchese            12,176,281                        525,299
Michael D. Kaufman              12,176,668                        524,912
Walter J. Levison               12,176,668                        524,912
R. Scott Asen                   12,176,867                        524,713

A proposal to approve an increase in the number of shares of the Corporation's Common Stock, $.10 par value, available for issuance under the Corporation's 1996 Stock Plan to 2,700,000 shares, was adopted and approved, with 4,257,808 shares voting in favor, 3,573,293 shares voting against, and 48,748 shares abstaining.

The selection of the firm Arthur Andersen LLP as auditors for the fiscal year ending December 31, 1999 was ratified, with 12,556,239 shares voting in favor, 125,488 shares voting against and 19,853 shares abstaining.

Item 5.   Other Information

Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 6, 1999. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 20, 2000. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

Item 6.   Exhibits and Reports on Form 8-K

(a)  List of Exhibits

       Exhibit
       Number         Description of Exhibit
       ------         ----------------------
         27           Article 5 - Summary Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DAVOX CORPORATION


Date: August 2, 1999                          By: /s/ Alphonse M. Lucchese
                                                 ------------------------
                                                 Alphonse M. Lucchese
                                                 Chief Executive Officer
                                                 and Chairman (Principal
                                                 Executive Officer)



Date: August 2, 1999                          By: /s/ John J. Connolly
                                                 --------------------
                                                 John J. Connolly
                                                 Sr. Vice President of Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)