Form 10-Q
period 1999-09-30
DAVOX CORP
filed 1999-10-29
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                               YES   X  NO  ___
                                    --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of October 27, 1999: 13,206,687 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:                                        Page No.
                                                                       -------

          Consolidated Balance Sheets as of
          September 30, 1999 and December 31, 1998                        3

          Consolidated Statements of Income
          for the Three Months and Nine Months Ended
          September 30, 1999 and 1998                                     4

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1999 and 1998           5

          Notes to Consolidated Financial Statements                      6 - 8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9 - 15

  Item 3. Quantitative and Qualitative Disclosures About Market Risks    16 - 18

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                              19

 Item 5.  Other Information                                              19

 Item 6. Exhibits and Reports on Form 8-K                                19

         Signatures                                                      20

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                   September 30,       December 31,
                                                                       1999                1998
                                                                       ----                ----
                            ASSETS                                  (Unaudited)          (Audited)
Current assets:
   Cash and cash equivalents                                            $ 24,326            $31,759
   Marketable securities                                                  33,308             27,711
   Accounts receivable, net of reserves of $1,373 and
      $1,175 in 1999 and 1998, respectively                               20,147             15,959
   Interest receivable                                                       691                739
   Deferred tax assets                                                     4,887              4,887
   Prepaid expenses and other current assets                               1,225              1,776
                                                                        --------            -------
      Total current assets                                                84,584             82,831

Property and equipment, net                                                5,239              5,298
Other assets                                                               1,063              1,294
                                                                        --------            -------

                                                                        $ 90,886            $89,423
                                                                        ========            =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  5,933            $ 4,965
   Accrued expenses                                                        9,832              9,461
   Customer deposits                                                       2,128              1,892
   Deferred revenue                                                        5,681              3,778
                                                                        --------            -------
      Total current liabilities                                           23,574             20,096

Stockholders' equity:
   Common stock, $.10 par value -
      Authorized - 30,000 shares
      Issued - 14,536 and 14,349 shares in 1999
        and 1998, respectively                                             1,454              1,435
   Additional paid-in capital                                             74,136             73,555
   Accumulated foreign currency translation adjustments                       32                 11
   Retained earnings (deficit)                                             1,931             (5,650)
                                                                        --------            -------
                                                                          77,553             69,351

   Treasury stock, 1,330 and 3 shares, at cost,
   in 1999 and 1998, respectively                                        (10,241)               (24)
                                                                        --------            -------

      Total stockholders' equity                                          67,312             69,327
                                                                        --------            -------

                                                                        $ 90,886            $89,423
                                                                        ========            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ITEM I. FINANCIAL STATEMENTS
                       DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                      -------------              -------------
                                                     1999         1998          1999         1998
                                                     ----         ----          ----         ----
Product revenue                                     $14,035      $11,759       $37,856      $43,186
Service revenue                                      10,011        9,180        28,447       26,363
                                                    -------      -------       -------      -------
     Total revenue                                   24,046       20,939        66,303       69,549

Cost of product revenue                               2,670        2,346         7,075        8,297
Cost of service revenue                               5,171        5,250        15,745       14,811
                                                    -------      -------       -------      -------
     Total cost of revenue                            7,841        7,596        22,820       23,108

     Gross profit                                    16,205       13,343        43,483       46,441

Operating expenses:
Research, development and engineering                 3,356        3,019         9,615        9,041
Selling, general and administrative                   9,507        8,198        26,959       26,336
Non-recurring merger transaction costs                   --           --            --        1,329
Non-recurring merger-related integration costs           --           --            --          597
                                                    -------      -------       -------      -------
     Total operating expenses                        12,863       11,217        36,574       37,303

     Income from operations                           3,342        2,126         6,909        9,138

Other income (primarily interest income)                748          727         2,012        2,200
                                                    -------      -------       -------      -------

     Income before provision for income taxes         4,090        2,853         8,921       11,338

Provision for income taxes                              614          970         1,338        3,855
                                                    -------      -------       -------      -------

     Net income                                     $ 3,476      $ 1,883       $ 7,583      $ 7,483
                                                    =======      =======       =======      =======

Earnings per share:
     Basic                                          $  0.26      $  0.13       $  0.56      $  0.53
                                                    =======      =======       =======      =======
     Diluted                                        $  0.25      $  0.13       $  0.53      $  0.50
                                                    =======      =======       =======      =======

Weighted average shares outstanding:
     Basic                                           13,126       14,234        13,636       14,073
                                                    =======      =======       =======      =======
     Diluted                                         13,841       14,820        14,207       14,843
                                                    =======      =======       =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          ITEM I. FINANCIAL STATEMENTS
                       DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                    -------------------------------------
                                                                        1999                     1998
                                                                    -------------            ------------
Cash Flows from Operating Activities:
   Net income                                                          $  7,583                 $  7,483
   Adjustments to reconcile net income to net cash
   provided by operating activities -
      Depreciation and amortization                                       2,615                    2,450
      Changes in current assets and liabilities -
         Accounts receivable                                             (4,188)                  (5,444)
         Interest receivable                                                 48                   (1,232)
         Prepaid expenses and other current assets                          551                     (224)
         Accounts payable                                                   969                       47
         Accrued expenses                                                   371                    2,870
         Customer deposits                                                  236                     (482)
         Deferred revenue                                                 1,902                      619
                                                                       --------                 --------
         Net cash provided by operating activities                       10,087                    6,087

Cash Flows From Investing Activities:
   Purchases of property and equipment                                   (2,557)                  (2,916)
   Decrease (increase) in other assets                                      231                     (295)
   Purchases of marketable securities                                   (70,452)                 (63,386)
   Maturities of marketable securities                                   64,855                   53,305
                                                                       --------                 --------
         Net cash used in investing activities                           (7,923)                 (13,292)

Cash Flows From Financing Activities:
   Proceeds from exercise of stock options                                  321                      971
   Proceeds from employee stock purchase plan                               278                      454
   Purchases of treasury stock                                          (10,217)                      --
   Principal payments of long-term obligations                               --                     (475)
   Payment of note receivable from officer                                   --                      414
                                                                       --------                 --------
         Net cash (used in) provided by financing activities             (9,618)                   1,364

Effect of exchange rate differences on cash                                  21                      (54)
                                                                       --------                 --------

Net decrease in cash and cash equivalents                                (7,433)                  (5,895)

Cash and cash equivalents, beginning of period                           31,759                   28,639
                                                                       --------                 --------
Cash and cash equivalents, end of period                               $ 24,326                 $ 22,744
                                                                       ========                 ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for income taxes                        $    826                 $  1,340
                                                                       ========                 ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        DAVOX CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578, that was filed with the Securities and Exchange Commission on March 8, 1999. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and nine month periods ended September 30, 1999 may not be indicative of the results that may be expected for the full fiscal year.

2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   Provision for Income Taxes

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1999 at an effective tax rate of 15%, which is lower than the combined federal and state statutory tax rates due primarily to net operating loss carryforwards, utilization of tax credits and benefits derived from the Company's foreign sales corporation.

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

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


4.  Earnings Per Share (continued)


                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                               ------------------------  ------------------------
                                                  1999         1998         1999         1998
                                               -----------  -----------  -----------  -----------

Basic weighted average shares outstanding           13,126       14,234       13,636       14,073

Effect of dilutive stock options                       715          586          571          770
                                                    ------       ------       ------       ------

Diluted weighted average shares outstanding         13,841       14,820       14,207       14,843
                                                    ======       ======       ======       ======


          For the three month periods ended September 30, 1999 and 1998, 1,598,573 and 1,777,602 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive. For the nine month periods ended September 30, 1999 and 1998, 1,607,478 and 1,180,787 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.



5. Comprehensive Income


The components of comprehensive income are as follows (in thousands):


                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                  ----------------------------        -----------------------------
                                                      1999           1998                 1999            1998
                                                  ------------  --------------        -------------  --------------

Net income                                              $3,476         $1,883                $7,583         $7,483

Foreign currency translation adjustments                    36             (5)                   21            (54)
                                                        ------         ------                ------         ------

Comprehensive income                                    $3,512         $1,878                $7,604         $7,429
                                                        ======         ======                ======         ======

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


6.   Segment and Geographic Information

     Product revenue from international sources totaled approximately $3.9 million and $3.7 million for the third quarter of 1999 and 1998, respectively, and totaled approximately $8.7 million and $8.5 million for the nine month periods ended September 30, 1999 and 1998 respectively. The Company's revenue from international sources was primarily generated from customers located in Europe, Canada, Asia/Pacific, and Latin America. All of the Company's product revenue for the periods presented was shipped from its headquarters located in the United States.

     The following table represents the Company's percentage of product revenue by geographic region from customers for the three month and nine month periods ended September 30, 1999 and 1998:

                                  Three Months Ended                        Nine Months Ended
                                     September 30,                            September 30,
                           ---------------------------------         --------------------------------
                                 1999             1998                    1999             1998
                           ----------------  ---------------         ---------------  ---------------
        U.S.                          72.2%            68.9%                   77.1%            80.4%
        Europe                        23.0             15.0                    19.8              9.9
        Asia/Pacific                   2.1              6.0                     1.9              3.1
        Latin America                  1.8              3.8                     0.8              1.5
        Canada                         0.9              6.3                     0.4              5.1
                                     -----            -----                   -----            -----
         Total                       100.0%           100.0%                  100.0%           100.0%
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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1999 and 1998

     Total revenue for the third quarter of 1999 increased approximately $3.1 million, or 14.8%, to $24.0 million compared to the same period in 1998, while total revenue for the first nine months of 1999 decreased approximately $3.2 million, or 4.7%, to $66.3 million compared to the same period in 1998.

     Product revenue for the third quarter of 1999 increased approximately $2.3 million, or 19.4%, to $14.0 million compared to the same period in 1998, while product revenue for the first nine months of 1999 decreased approximately $5.3 million, or 12.3%, to $37.9 million compared to the same period in 1998. The increase in the third quarter of 1999 was due to increased sales in the U.S. and Europe, primarily for Unison(R) systems used for collections applications. The decrease for the first nine months of 1999 was due to the effect of lower sales of Unison(R) systems in the first and second quarters of 1999 compared to the same periods in 1998.

     Cost of product revenue for the third quarter of 1999 increased approximately $324,000, or 13.8%, to $2.7 million compared to the same period in 1998. Cost of product revenue for the first nine months of 1999 decreased approximately $1.2 million, or 14.7%, to $7.1 million compared to the same period in 1998. The increase in the third quarter of 1999 was due to increased product shipments compared to the third quarter of 1998. The decrease in the first nine months of 1999 was attributable to lower product shipments in the first nine months of 1999 compared to the same period in 1998.

     Service revenue for the third quarter of 1999 increased approximately $831,000, or 9.1%, to $10.0 million compared to the same period in 1998.
Service revenue for the first nine months of 1999 increased approximately $2.1 million, or 7.9%, to $28.4 million compared to the same period in 1998. The increase in service revenue was primarily the result of growth in the Company's installed customer base, resulting in increased new and renewed contract maintenance, professional services, and educational services revenue in 1999, as compared to 1998.

     Cost of service revenue for the third quarter of 1999 decreased approximately $79,000, or 1.5%, to $5.2 million compared to the same period in 1998. Cost of service revenue for the first nine months of 1999 increased approximately $934,000, or 6.3%, to $15.7 million compared to the same period in 1998. The decrease during the third quarter was attributable to lower third party consulting costs and lower travel costs, which were only partially offset by higher payroll and related expenses resulting from customer service headcount increases. The increase during the first nine months of 1999 was due primarily to increased payroll and related expenses.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



     Research, development and engineering expenses increased approximately $337,000, or 11.2%, to $3.4 million for the third quarter of 1999 as compared to the same period in 1998. Research, development and engineering expenses increased approximately $574,000, or 6.3%, to $9.6 million for the first nine months of 1999 compared to the same period in 1998. These increases were primarily due to higher salaries and related expenses, higher depreciation expense resulting from equipment purchases and higher consulting costs related to new product development, specifically Ensemble(TM).

     Selling, general and administrative (SG&A) expenses increased by approximately $1.3 million, or 16.0%, to $9.5 million for the third quarter of 1999 compared to the same period in 1998. SG&A expenses increased by approximately $623,000, or 2.4%, to $27.0 million for the first nine months of 1999 compared to the same period in 1998. The increase for the third quarter of 1999 was attributable to higher commission and bonus expenses, increased marketing program expenditures and increased salary and related expenses compared to the same period in 1998. The increase for the first nine months of 1999 is due primarily to increased marketing program expenditures and higher bonus expenses, partially offset by lower travel and related expenses compared to the same period in 1998.

     For the nine month period ended September 30, 1998, the Company incurred approximately $1.9 million in non-recurring merger costs in relation to the acquisition of AnswerSoft, Inc.

     Other income in 1999 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income increased 2.9% for the third quarter of 1999 compared to the same period in 1998, and decreased 8.5% for the first nine months of 1999 compared to the same period in 1998. The increase for the third quarter of 1999 is due to the higher average cash and investment balance compared to the same period in 1998. The decrease for the first nine months of 1999 is primarily due to lower marketable securities balances in the first and second quarters of 1999 resulting from the repurchase of 1,326,400 shares of the Company's common stock during the period for approximately $10.2 million.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 1999 at an effective tax rate of 15%, which is lower than the combined federal and state statutory tax rates due primarily to net operating loss carryforwards, utilization of tax credits and benefits derived from the Company's foreign sales corporation.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $24.3 million, as well as its marketable securities of approximately $33.3 million. At December 31, 1998, the Company's cash and cash equivalent balances were approximately $31.8 million and its marketable securities were approximately $27.7 million. These decreases are primarily due to lower cash and marketable securities balances resulting from the repurchase of 1,326,400 shares of the Company's common stock during the first and second quarters of 1999 for approximately $10.2 million.

     Net cash provided by operating activities for the first nine months of 1999 was approximately $10.1 million, compared to approximately $6.1 million for the first nine months of 1998. The increase in cash provided by operating activities for the first nine months of 1999 was due primarily to net income of approximately $7.6 million, a non-cash adjustment for depreciation expense of approximately $2.6 million and an increase in deferred revenue of approximately $1.9 million, partially offset by an increase in accounts receivable of approximately $4.2 million for the period.

     The Company's primary investing activities were purchases and maturities of marketable securities and purchases of property and equipment. Purchases and maturities of marketable securities generated a net cash outflow of approximately $5.6 million during the first nine months of 1999, compared to a net cash outflow of approximately $10.1 million during the same period in 1998. Property and equipment purchases were approximately $2.6 million during the first nine months of 1999, compared to approximately $2.9 million during the same period in 1998.

     Cash used in financing activities during the first nine months of 1999 totaled approximately $9.6 million, and was primarily attributable to the repurchase of 1,326,400 shares of the Company's common stock, which was partially offset by cash provided from exercises of stock options and purchases of stock through the Company's employee stock purchase plan. Cash provided by financing activities during the first nine months of 1998 totaled approximately $1.4 million, resulting primarily from exercises of stock options, purchases of stock through the Company's employee stock purchase plan and from the repayment of a note receivable from a former officer of AnswerSoft, Inc., offset by cash used for the payment of long-term obligations.

     At September 30, 1999, the working capital of the Company decreased to approximately $61.0 million from approximately $62.7 million as of December 31, 1998. This decrease was primarily attributable to a lower cash and marketable securities balance at September 30, 1999 compared to December 31, 1998, due to the repurchase of 1,326,400 shares of the Company's common stock for approximately $10.2 million, which was partially offset by $7.6 million of cash generated from favorable operating results.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     The Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of September 30, 1999.

     Management believes, based on its current operating plan, that the Company's existing cash and marketable securities balances, cash generated from operations, and amounts available under its working capital line of credit are sufficient to meet the Company's cash requirements for the next twelve months.


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

Year 2000 Committee

     The Company has established a Year 2000 steering committee under the auspices of the Company's senior technical executive to evaluate, plan and implement policies and practices, including contingency planning, and to address the impact of the Year 2000 on the Company and its products. The Company's Year 2000 readiness preparations fall into three categories: (1) product readiness, addressing product functionality; (2) internal readiness, addressing the Year 2000 operability of internal information technology ("IT") systems and mission critical non-IT systems; and (3) third party readiness, addressing the preparedness of relevant third parties and the Year 2000 operability of products furnished for internal use and resale. After reviewing these areas, the Committee reported to the Board of Directors specific areas of concern and has taken action to resolve any Year 2000 issues. The committee continues to update the Board of Directors periodically relating to the Committee's progress. The Committee has formulated a contingency plan in the event that Year 2000 issues pose an increased number of calls to our help desk. See below for the current status as reported by the Committee.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Status of Investigation - Product Readiness

     The Company has established Year 2000 date operability standards against which the most current versions of its software products were tested. The Company has completed testing of its current line of Unison software products and believes the most current versions conform to these standards and are Year 2000 ready. In connection with the acquisition of AnswerSoft, Inc. in May 1998, the Company acquired the Concerto line of software tool products. The Company has completed testing of the current releases of Concerto software products and believes them to be Year 2000 ready, except IIR. All versions of IIR are believed to be not Year 2000 ready. All customers have been told to upgrade to SmartRoute, which is Year 2000 ready. Despite the Company's testing, there can be no assurance that the Company's products do not contain undetected errors or defects related to Year 2000 operability that may result in material costs to the Company or that the Company's products contain all features and functionality considered necessary by customers, end users and distributors to be Year 2000 ready.


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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     The Company has tested many, but not all, prior versions of its products and tests new versions as they are released. The Company currently believes that it has contacted and updated the majority of its known customer's systems to the Year 2000 Ready system. The Company will continue to endeavor to contact all remaining customers. Further, the Company cautions users of such products to conduct their own Year 2000 operability testing to determine if continued use of the products allows them to meet their own Year 2000 readiness objectives.
While most customers have been or will be upgraded to Year 2000 ready versions of products under maintenance coverage, if eligible, in the normal course, the Company expects to incur some additional expenses associated with the furnishing of upgrades and modifications. In addition, the ability of the Company to implement upgrades in time to meet customer's Year 2000 readiness requirements requires the continued availability of qualified technical personnel and the Company may incur additional costs to attract and retain such personnel as the Year 2000 draws closer. At this time, the Company does not believe that the cost of potential upgrades or modifications will have a material effect on the Company's business, financial condition and operating results.


Internal Business Systems, Facilities, and Third Party Suppliers

     The Company has conducted a Year 2000 readiness audit of its internal systems, including business, telecommunication, facilities management and safety/security systems. The Company finalized Year 2000 testing and validation of its mission critical internal systems on August 30, 1999. It will continue to monitor ongoing information from its business and facilities system vendors regarding Year 2000 and their respective notifications of Year 2000 patch releases. As required, the Company will apply the appropriate patches and take the necessary steps to assure its systems remain Year 2000 ready.

     Although the Company is not presently aware of any material operational issues or costs associated with preparing its internal information technology and non-information technology systems for the Year 2000, the Company will continue to monitor such systems, but there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which includes third party hardware, firmware, and software.


     The Company has evaluated the Year 2000 readiness of its key third party suppliers and periodically monitors their most current status. After reviewing available information, the Company believes its key suppliers are positioned to support its business needs in order to transact business into the new millenium.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Contingency Plans and Worst Case Scenario

       The Company is in the process of coordinating additional staffing resources surrounding the last day of 1999, the first few days of January 2000, and the leap year date of February 29, 2000. The additional staffing will supplement and assist the Company's help center to address any unusual influx of additional telephone inquiries and other types of support requests as a result of Year 2000 related issues. If the Company's investigations suggest that there is a significant risk that certain products, systems, or business partners might not be Year 2000 ready, the Company will modify its contingency plans accordingly.


Costs, Source of Funds and Accounting Treatment

     The Company's policy is to expense all costs related to its Year 2000 compliance program unless the useful life of the technological asset is extended or increased. The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. At this time, the Company intends to fund Year 2000 expenses through cash flows from its operations. The impact of the Year 2000 is difficult to discern, but is a risk to be considered when evaluating future growth and performance of the Company.

                     ITEM 3:  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     As of September 30, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Standards
(SFAS) No. 107. All of the Company's investments are short-term; commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.


Primary Market Risk Exposures.

       The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

       The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the nine month period ended September 30, 1999. Currently the Company does not engage in foreign currency hedging activities.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including Form 10-Q and Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". Such forward-looking statements involve risks and uncertainties, which may adversely impact, whether or not such forward-looking statements come true. In particular, but without limitation, statements in Form 10-K "Item 1. Business", relating to the size or growth of call centers, the expectation to tightly integrate Davox and AnswerSoft products, the Form 10-K "1999 Product Development" subsection, the plan to broaden its product distribution and customer support in Europe, potential product

                     ITEM 3:  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK
                                  (continued)

development, statements relating to expansion of the Business Partners Program, in the Form 10-K "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's intent to broaden its customer base and decrease reliance on its largest customers, the sufficiency of working capital and the on-time release of the Company's Ensemble(TM) customer contact suite by the end of the fourth quarter of 1999, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

                     ITEM 3:  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK
                                  (continued)


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



Item 5.  Other Information

     Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 6, 1999. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 22, 2000. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.


Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits

         Exhibit
         Number         Description of Exhibit
         ------        -----------------------
           27          Article 5 - Summary Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DAVOX CORPORATION


Date:  October 29, 1999                     By: /s/ Alphonse M. Lucchese
                                                ------------------------
                                                Alphonse M. Lucchese
                                                Chief Executive Officer
                                                and Chairman (Principal
                                                Executive Officer)



Date: October 29, 1999                      By: /s/ John J. Connolly
                                                --------------------
                                                John J. Connolly
                                                Senior Vice President of Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer)