Form 10-K
period 1999-12-31
DAVOX CORP
filed 2000-03-07
CIK 811640

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996) For the fiscal year ended December 31, 1999
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from __________ to __________

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

                      Yes     X              No
                           ---------            ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value, as of February 29, 2000 of Common Stock held by non-affiliates of the registrant: $363,205,514 based on the last reported sale price on the National Market System as reported by Nasdaq on that date.


Number of shares of Common Stock outstanding at February 29, 2000: 13,452,946

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such Proxy Statement are incorporated by reference in Part III.

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Statements set forth herein may contain "forward-looking" information that involves risks and uncertainties. Actual future financial or operating results may differ materially from such forward-looking statements. Statements indicating that the Company "expects," "estimates," "believes," "is planning," or "plans to" are forward looking, as are other statements concerning future financial or operating results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described throughout this filing, however the Company goes into greater detail under Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues that the Company may face.

ITEM 1. BUSINESS
----------------

GENERAL

Davox Corporation ("Davox" or the "Company") and its subsidiaries develop, market, support and service software solutions for the contact center marketplace. Davox was founded in 1981 on a simple principal: provide solutions that will enable call centers to optimize agent productivity and effectively manage calling campaigns in order to provide superior customer service and satisfaction. Since then, Davox has become a recognized leader in the customer interaction management marketplace. Through its direct sales force and third-party distribution channels, Davox provides a full range of customer interaction management solutions to businesses involved in mission-critical customer contact activities within such industries as financial services, media and entertainment, retail, healthcare, telecommunications, transportation, utilities and service bureaus. Davox(R) products and services are used by more than 1,000 organizations worldwide.



Davox was incorporated in Massachusetts in 1981 and reorganized in Delaware in 1982. The Company's common stock is listed on the NASDAQ National Market under the symbol "DAVX". The Company is headquartered in Westford, Massachusetts. The mailing address for the Company's headquarters is 6 Technology Park Drive, Westford, Massachusetts, 01886 and its telephone number is (978)952-0200. Davox can also be contacted through its web site at www.davox.com.

OVERVIEW
--------

Over the past few years, call centers have transformed into contact centers that are designed to handle a wide range of customer interactions across a variety of media including telephony, e-mail and web-enabled communications. These diverse communications are unified by a common goal: establishing direct links between contact center agents and customer information that deliver tangible improvements in sales and satisfaction.

In pursuit of this goal, Davox acquired AnswerSoft, Inc. in May 1998. As a developer of inbound call routing, reporting and agent desktop automation software specifically designed for the needs of the inbound-oriented contact center, AnswerSoft's capabilities complemented Davox's leadership in outbound and blended call center systems. After the acquisition, Davox integrated and modularized AnswerSoft's technology into its product offerings, thereby transforming the company into a full-service solution provider for contact centers.

Subsequent to this integration effort, Davox introduced its Ensemble customer interaction management suite in December 1999. Ensemble is a modular, integrated solution that enables companies to optimize the value of their customer interactions across a broad range of media. The system integrates inbound call routing, outbound call management, seamless call blending, web capabilities, desktop automation and comprehensive reporting capabilities. The product's modular design makes these capabilities fully scalable, thereby providing a framework for the continued growth and evolution of our customers' technology investments.

Ensemble continues Davox's 20-year tradition of industry leadership. Designed to address the strategic needs of world-class organizations, Ensemble(TM) reflects Davox's long-standing commitment to provide solutions that are rapidly deployed, highly automated and capable of delivering a rapid return on our customers' technology investments.

The introduction of Ensemble supports the Company's efforts to achieve two key strategic objectives: (i) to increase its market share in the customer contact industry and (ii) to establish Ensemble as the standard for customer interaction management.

As customer interaction management functions become increasingly critical to the success of an enterprise, customer contact solutions must demonstrate a proven ability to assist organizations in achieving their strategic goals. Ensemble(TM) provides the opportunity to deliver key benefits to service-oriented customer contact centers:

 . ENHANCED REVENUES - The consolidation of mission-critical customer interaction management functions enables senior managers to track complete customer contact performance and identify potential cross-selling opportunities.

 . REDUCED OPERATING COSTS - Organizations can consolidate redundant or parallel systems and agent pools by integrating both inbound and outbound customer communications.

 . INCREASED PRODUCTIVITY - Agents can perform a greater number of automated tasks and reach more customers through multiple channels.

 . IMPROVED CUSTOMER SERVICE - Customer loyalty is enhanced because customers can communicate via the method that best suits their needs.

The Company believes that its Ensemble(TM) customer contact suite addresses the needs of today's customer contact centers and is an optimal solution for organizations looking to deliver world class service to their customers while increasing revenues, agent productivity and gaining competitive advantage by reducing operating costs.

PRINCIPAL PRODUCTS AND APPLICATIONS
-----------------------------------
Davox's product strategy is focused on its three major product lines:
Ensemble(TM), Unison(R) and LYRICall(TM).

ENSEMBLE

Released in North America in December 1999, Ensemble is a modular, integrated solution that combines inbound, outbound, and blended call management with powerful desktop automation tools, web capabilities and sophisticated real-time and historical reporting. Since its release in December, Ensemble has been recognized with two industry awards: Call Center News' Hot Picks 2000 and 1999 Product of the Year by Call Center CRM Solutions magazine

Ensemble is comprised of the following modules that can be deployed as either stand-alone applications or as part of a set of integrated capabilities tailored to meet specific technological and operational requirements:

 . ENSEMBLE INBOUND - Supports inbound call processing requirements, such as routing calls to specific agents or Automatic Call Distributor (ACD) queues, converts telephony-based information into automated screen pops at the agent workstation; and facilitates voice/data transfers.

 . ENSEMBLE OUTBOUND - Provides powerful predictive and preview dialing, campaign and call list management, scheduled recalls, automated messaging, real-time filtering, system alerts and voice/data transfers.

 . ENSEMBLE BLEND - Utilizes computer telephony integration (CTI) and non-CTI integration to provide a seamless, blended environment that can be used to monitor ACD queues that reflect service thresholds.

 . ENSEMBLE DESKTOP - Provides a link between front-line agents and back-office customer information systems. Based on Davox's browser-based scripting and agent application software, LYRICall(TM), Ensemble Desktop provides contact center agents with the tools necessary to execute more successful customer contacts.

 . ENSEMBLE REPORTING - Provides real-time and historical reporting capabilities that allows managers to effectively manage their contact center operations.

Key functional highlights of the Ensemble(TM) platform include:

 . ENTERPRISE-WIDE VOICE/DATA TRANSFER - With Ensemble(TM), data gathered during a particular contact moves with the call during transfers. The accumulated information is automatically forwarded from one contact center agent to the next. This capability reduces call handling times, and increases "first call" resolution rates without compromising customer satisfaction.

 . INTEGRATED MANAGEMENT CONSOLE - An integrated console enables supervisors to manage both telephony (inbound, outbound, and blend) and email/web based interactions through a single workstation. The console includes a number of features that help improve operational effectiveness, such as an Alerts feature, which notifies the supervisor when defined productivity benchmarks run the risk of being compromised.

 . SINGULAR CTI LINK - Ensemble(TM) transfers screen pop information from various sources to the contact center agent desktop via a consolidated CTI link. This feature leverages investments in existing resources by allowing Davox customers to channel all CTI-related activities through a single source, without relying on multiple vendors.

 . LIFE CYCLE CALL TRACKING - Ensemble's call tracking features gather transaction information that can be used to identify and address the contact center's customer activity trends. These records include specialized forms of information, such as call segment length and enterprise-wide call movement patterns, that can be used to fine-tune operations and enhance customer satisfaction.

Ensemble is scheduled to be available for international shipments in the second quarter of 2000. Pricing for Ensemble starts at approximately $1,500 per agent.

The Company plans to increase and enhance the capabilities of the Ensemble solution during 2000. The next major release of the product, version 2.0, is scheduled for distribution during the second quarter of 2000. It is expected that this release will incorporate a new module called Ensemble Online that will integrate electronic mail contact management with telephone contact management. In November 1999, Davox entered into a technology licensing agreement with Kana Communications, a leading provider of online customer communications solutions based in Palo Alto, California. Under the terms of the agreement, Davox will incorporate e-business technologies from Kana for e-mail response into version
2.0 of its Ensemble customer contact suite.

The Company believes that this new online functionality will address one of the fastest-growing requirements in customer interaction management: the need to provide e-mail communications that are linked with telephony-based functions. Ensemble's automated e-mail response capability is expected to enable companies to begin the implementation of a convergent solution that accommodates both telephony- and Internet-based interactivity.

UNISON(R)
Introduced in 1993, the Unison(R) call management system is designed to automate the full range of outbound and blended calling activities within the customer contact center. It integrates with existing voice and data systems, manages outbound and call-blending applications and provides high-productivity tools to increase the number of calls handled and the quality of each customer contact.

Unison technology is used primarily in customer contact centers with outbound and blended calling requirements, such as credit/collections, telemarketing, fundraising, and customer service. Unison is an award-winning, time-tested call management solution that is used by companies throughout the world to meet their mission-critical customer contact needs.

One of the key differentiating features of the Unison system is its Rules Based(TM) Management technology. This technology enables customer contact centers to define the parameters of calling campaigns based on specific business objectives. The Unison system automatically implements the strategies, measures calling effectiveness, and enables customer contact center managers to make adjustments to calling campaigns in real-time without disrupting operations.

Unison is a fully scaleable architecture that lets contact centers modify and extend the system without compromising system performance.

Unison is designed to provide key outbound call management functionality, including predictive and preview dialing, campaign and call list management, scheduled recalls, automated messaging, real-time filtering, system alerts, and voice/data transfers. The Unison system also provides a graphical management console that monitors critical functions and displays information about calling campaigns.


The Company believes that sales of Unison will remain strong as organizations continue to seek effective solutions for outbound-based calling campaigns. As such, the Company plans to commit resources to enhancing the product as dictated by the marketplace.

Unison system pricing starts at approximately $100,000.


LYRICALL(TM)
Released in 1998, the Company's LYRICall software is designed to provide a link between front-line contact center agents and back-office customer information systems.

Utilizing Internet standard technologies, LYRICall provides customer contact center agents with the ability to access customer specific data that empower them to execute more successful customer contacts. Designers can quickly create and deploy intuitive screen and script pages that help reduce implementation costs, maximize agent productivity and increase customer satisfaction.

LYRICall features wizard and template functions that guide designers through the creation of customer contact scripts and applications. Designers can create applications using browser, Java, and HTML technologies without requiring programming skills. Designers can write an application once and then deploy it across a range of industry-standard devices and operating systems, including desktop appliances and network computers. This significantly reduces development costs and deployment times. LYRICall also requires no additional client software to be installed on agent workstations, making the LYRICall solution a true web-enabled interface.

LYRICall has been recognized with a variety of industry awards such as Best of Show at CT Expo and 1999 Product of the Year from CTI Magazine.

The Company believes that there will continue to be significant growth opportunities for LYRICall in all major geographies during 2000 and beyond. As such, the Company is committed to providing the resources required to continue to enhance the functionality and capabilities of this innovative product.

Pricing for LYRICall starts at $700 per agent.

MARKETS AND DISTRIBUTION CHANNELS
Davox products and services are sold worldwide through multiple distribution channels, including a direct sales force, distributors and resellers.

NORTH AMERICAN OPERATIONS

In North America, Davox sells its products primarily through a direct sales force. Sales activities are organized and managed in three regions, each consisting of territory representatives and solution consultants. Offices are located throughout the United States and Canada.

Davox territory sales representatives and solution consultants take a solutions-
driven approach in working with prospective customers.   Customer business goals
and integration requirements are clearly identified and defined before the sale
ensuring customer expectations are properly met on a timely basis.   This
consultative selling approach, combined with Davox's own Enterprise Solutions resources for application development and integration, ensure that the right solution is quickly deployed to meet customer requirements.

In addition to direct sales in North America, Davox uses authorized resellers to provide additional market coverage and revenue contribution. These resellers include Siemens Information & Communication Networks, Inc. and Lucent Technologies, Inc. The Company plans to expand its authorized reseller program during 2000.

INTERNATIONAL OPERATIONS

During 1999, the Company expanded its sales presence in key geographic areas of the world, establishing subsidiaries in Germany and Singapore. In addition, the Company has a direct sales presence in the United Kingdom (London) and Latin America (Mexico City). The Company plans to continue to expand its direct sales presence in the international marketplace.

In addition to its direct sales presence in the international marketplace, Davox licenses its products through indirect channels, utilizing distributors and resellers. These indirect channel partners have the ability to not only resell product licenses, but also have substantial skills in systems consulting and integration to meet customer requirements. Currently, the Company's international distributors include Wittel Comunicacoes LTDA (Brazil), GMA Consulting S.A. (Argentina), OLTP Voice Systems, C.A. (Venezuela), Universal Electronics & Computers, Inc. (Taiwan), IVRS International Ltd. (Hong Kong), Marubeni Information Systems (Japan), Lake Corporation (Australia), Affinity Communications (f.k.a. Data DPS(s) PTE LTD.), (Singapore), DataMetrix AB (Scandinavia), Advanced Voice Applications BV (Netherlands), Teledynamics BV (Belgium, the Netherlands and Luxembourg), DataPoint Corporation (Europe), Sinclair Voicenet Limited (Scotland), and Multi-Connect (pty.) Ltd. (South Africa).

In connection with sales outside the United States, some Davox products are subject to regulation by foreign governments, which requires the Company to follow certain telecommunications and safety certification procedures for some countries. Failure to obtain necessary local country approvals or certifications will restrict Davox's ability to sell into some countries. In addition, other factors including, but not limited to currency rate fluctuation, import/export restrictions, political instabilities and other unknown or unforeseen eventualities, may affect international sales.

International product revenue was approximately $10.8 million, $9.7 million and $14.7 million, or approximately 20%, 18% and 25% of product revenue in 1999, 1998, and 1997, respectively.

In 1999, the Company derived 80% of its product revenue from North America; 16% from Europe, the Middle East, and Africa; 3% from Asia Pacific; and 1% from Latin America.

SUPPORT SERVICES
The Company offers a full line of warranty, service and support options in all of its geographic markets. Central to the Company's maintenance service offerings is the Worldwide Support Center located at Davox headquarters in Westford, Massachusetts. The Company also operates satellite support offices in Slough, United Kingdom, and Mexico City. From these locations, Davox support professionals accept and manage telephone, web and email requests from customers for information and remedial support. Using state-of-the-art case management and diagnostic tools, the support centers provide end-to-end problem resolution.

Davox's contract coverage includes access to Davox's support web site for case logging, interactive problem resolution, periodic maintenance updates and 24 hour x 365 day priority phone support, problem escalation and on-site hardware maintenance requests.

The Company offers a tiered support program for its distributor channel. Included in the program are periodic maintenance updates to distributors' enrolled end-user base, access to Davox's distributor web site, escalated support for distributor personnel, recommended training curriculums and a spare parts repair/exchange program.

Davox seeks out and contracts hardware support with independent third party service providers who are recognized for quality support and customer care practices. Currently, these services are provided by Grumman Systems Support Corporation ("GSSC"), a wholly owned subsidiary of Northrop Grumman Corporation in the United States and Canada.

In addition, GSSC provides network design and systems integration services allowing Davox to focus its expertise on customizing advanced contact center solutions for its customers. Similar services are provided in the United Kingdom by G&A Business Solutions, Ltd., and in Mexico by TECOcibernetica. The Company believes that it has adequate resources internally and externally in order to provide services to its customers and partners in the event services from these organizations should cease in any manner, however loss of any one of these relationships could materially adversely affect the ability for Davox to provide support to its customers and partners in the geographic region covered by such organization.

In early 1994, Davox discontinued its Computerized Automated Dialing System (CAS(R)) and Communications Resource Server(R)/controller workstation (CRS(R)) products from its product line. Each of these products has now matured to the end of its "useful life." Accordingly, Davox notified its CAS and CRS customers in writing that the Company will no longer offer maintenance and support services for these products after December 31, 1999.

Davox's Educational Services offers a variety of courses designed to provide customer contact centers with the skills and knowledge needed to enhance productivity and raise the level of service they deliver to their customers. Davox training facilities are located in Acton, Massachusetts; Richardson, Texas; and Slough, United Kingdom. The Company also offers customized courses at customer locations.

The Company's Professional Services group was established in 1997 and reorganized in January 2000 as an Enterprise Solutions Services group. This organization was established to expand the consulting and integration services Davox offers to its customers. Drawing on the wealth of experience within Davox, the organization offers consulting expertise on agent desktop automation, database integration, call flow automation, project management and other services to help customer contact centers enhance the productivity and value of their Davox systems. These services focus on both the traditional customer contact center as well as the emerging e-business markets.

Service revenue accounted for $38.6 million, or 42% of the Company's total revenue in 1999. This is an increase of $3.5 million from $35.1 million or 39% of the Company's total revenue in 1998. The Company's service revenue for 1998 increased $9.8 million from $25.3 million or 30% of the Company's total revenue in 1997.

OPERATIONS

While the majority of the Company's hardware needs are met by readily available off-the-shelf technology, a small portion remains proprietary. Third-party contractors manufacture these proprietary hardware components and the Company believes there are many qualified vendors for these services. The Company's production process consists primarily of product staging, quality assurance, final test and systems integration which occurs at its Westford facility.

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

STRATEGIC PARTNERSHIPS

A complete customer relationship management system is extremely complex and always entails integration with existing telecommunications systems, databases and front office applications to fully meet customer requirements. Currently, no vendor provides all the requisite elements for a fully integrated customer relationship management system.

To meet this challenge and to increase its market opportunity, Davox has undertaken strategic partnerships with various complementary technology and platform vendors. These partners include Sun Microsystems, Kana Communications, Siebel Systems, IEX Corporation, CenterForce Technologies, Witness Systems and Microsoft.

Additionally in 1999, Davox and Kana Communications entered into a global reseller and technology licensing agreement, whereby Davox secured rights to resell Kana's industry-leading online customer communications products. In addition, Davox expects to integrate selected Kana technology into the next major release of its Ensemble customer contact suite scheduled for release in the second quarter of 2000.

COMPETITION
Davox currently competes in two distinct markets: customer interaction management and outbound call management.

In the customer interaction management market, Davox offers its Ensemble product suite which includes inbound, outbound, and blended call management as well as online customer contact functionality that is essential in implementing an overall customer relationship management system.

According to industry market analysts Datamonitor, the customer interaction management market segment is expected to grow to more than $3 billion worldwide by 2003 and is considered the second fastest software growth segment (28% CAGR, 1998 to 2003).

In this market, the Company currently competes with, among others, Genesys Telecommunications (being acquired by Alcatel), Cisco System's Intelligent Contact Management product line (comprised of recent acquisitions of Geotel and Webline), Aspect Communications and Quintus Corporation.

In the outbound call management marketplace, Davox offers its Unison system. Unison is an industry leading outbound solution for managing outbound and blended calling campaigns primarily within telemarketing and collections organizations.

According to industry market analysts Datamonitor, this market is projected to grow to $730 million worldwide by 2003 (13% CAGR, 1998-2003). Much of this growth opportunity exists in markets outside of North America.

In this market, the Company currently competes with, among others, eShare (formerly Melita), EIS International and Lucent Technologies' call center solutions unit, which includes the recent acquisition of Mosaix.

The Company believes that it has a number of advantages over its competitors in the areas of product functionality, integration, deployment time and customer service.

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

SIGNIFICANT CUSTOMERS

Davox has more than 1,000 customers that are located worldwide and represent a cross section of industries. For the year ended December 31, 1999, AT&T was the Company's largest single customer, accounting for approximately 12% of total revenue. In 1998, Lucent Technologies, Inc., a distributor of Davox products, was the Company's single largest customer, accounting for approximately 13% of total revenue. In 1997, Datapoint Corporation, a distributor of Davox products, was the largest single customer, accounting for approximately 10% of total revenue. Total revenue from the Company's top three customers amounted to approximately 24%, 24% and 18% of total revenue in 1999, 1998 and 1997, respectively. The Company believes that its dependence on any end user customer or reseller is not likely to increase significantly as its products continue to be accepted by both existing customers and new accounts in major industries worldwide.

MARKETING AND PROMOTION

During 1999, Davox increased its investment in worldwide marketing and promotion to increase awareness and demand for its products. Marketing activities include targeted print advertising, web-based marketing, seminars, trade shows and
press/analyst relations.   Davox also established joint marketing relationships
with a number of key technology alliance and distribution partners worldwide, including Kana Communications and IEX Corporation.

Davox maintains a dynamic public web site containing a complete range of product information, corporate news, customer profiles, investor information and general company information. The Davox web site can be found at www.davox.com.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company's product development efforts are aimed at designing and developing customer contact center software that meets software industry standards and incorporates technologies and features that the Company believes its customers require. Most of the Company's products are developed internally by research and development teams located at the Company's headquarters in Westford, Massachusetts, and at a satellite development facility located in Richardson, Texas. The Company also licenses certain technology and intellectual property rights from third parties. The Company believes that by establishing mutually beneficial relationships with third party technology companies it can provide its customers with emerging technologies in the most timely and cost-effective manner.

The Company also believes that a critical success factor of a new product is getting it to market quickly. During 1999, Davox undertook a variety of initiatives to accelerate the delivery of products to the marketplace. A program management function was added to the Company's product introduction process. This group is responsible for managing the introduction of new and enhanced products across various functions at Davox. The Company believes that the establishment of this key group will help to ensure corporate readiness to ship and support products at an accelerated pace. The Company's Quality Assurance Group was also expanded to provide enhanced quality testing across all products. Finally, the Company has entered into a key technology agreement with Kana Communications in order to incorporate Internet-related technologies into its product line.

The Company's continued success depends on, among other factors, maintaining close working relationships with its customers, business partners and resellers and anticipating and responding to their evolving applications needs. The Company is committed to the development of new products, the improvement of existing products, and the continued evaluation of new technologies.

The Company spent $13.3 million on research and development in 1999, compared with $12.1 million in 1998 and $10.4 million in 1997. This represented approximately 14%, 14%, and 12%, respectively, of total revenue in each of those years. The Company expects to incur approximately the same level of development costs during 2000.

In addition, the Company did not capitalize any of its software development costs in 1999, 1998 or 1997, as the additional development costs incurred to bring the Company's products to a commercially acceptable level after technological feasibility has been established are not significant.

INTELLECTUAL PROPERTY

The Company relies on a combination of patent, copyright, trademark, contract and trade secret laws to establish and protect its proprietary rights in its technology. The Company owns and licenses a number of patents relating to predictive dialing, real-time telecommunication management, client/server computer telephony software, and user interfaces. Software products are furnished under software license agreements that grant customers licenses to use, rather than to own, the products. The license agreements contain provisions protecting the Company's ownership of the underlying technology. Upon commencement of employment, employees execute a non-disclosure and invention agreement under which inventions developed during the course of employment will, at the election of the Company, be assigned to the Company and which further prohibits disclosure of confidential Company information. There can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that Davox's competitors will not independently develop technologies that are substantially equivalent or superior to Davox's technology. See also "Item 3-Legal Proceedings." Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.

EMPLOYEES

As of December 31, 1999, the Company had 444 employees worldwide, of whom 28 were engaged in operations; 292 in sales, marketing and customer support; 78 in research, development and engineering; and 46 in administrative functions. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company considers its relations with its employees to be good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". Such forward-looking statements involve risks and uncertainties which may adversely impact whether or not such forward-looking statements come true. In particular, but without limitation, statements, implied or actual, in "Item 1. Business", relating to: (i) the Company's objective to gain market share and make Ensemble the standard for customer contact management and the fact that Ensemble addresses the needs of today's customer contact center; (ii) the international availability of Ensemble being in the second quarter of 2000; (iii) releasing Ensemble Online in version 2 of Ensemble and its associated beneficial synergies; (iv) the prediction that Unison sales will remain strong as organizations continue to seek effective solutions for outbound-based calling campaigns and that the Company will continue to commit resources to enhancing Unison; (v) the plan to expand the Company's authorized reseller program; (vi) the plan to expand the direct sales presence internationally; (vii) the potential benefits as a result of the growth in the customer interaction management market segment; (viii) the potential benefits as a result of the growth in the outbound call management market; (ix) the prediction that the Company's dependence on any one customer should not increase; (x) the fact that the Company licenses (and plans to continue licensing) technology from other parties, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

The customer interaction management and outbound call management industries are extremely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

Additionally, the Company's quarterly and annual financial and operating results are affected by a wide variety of factors that could materially adversely affect revenue and profitability, including: the timing of customer orders; the Company's ability to introduce new products on a timely basis; introduction of products and technologies by the Company's competitors; and market acceptance of the Company's and its competitors' products; effects of litigation described in Item 3 Legal Proceedings; the ability to hire and retain key personnel and difficulties of any nature as a result of the impact of the Year 2000 on Davox, its customers, its vendors or its distributors.

International sales are expected to continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including, but not limited to those risks discussed in this section and elsewhere in the Form 10-K, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potentially adverse tax treatment, and the inability to expand distribution channels. As a result of the foregoing and other factors, the Company may experience material fluctuations in future financial and operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, results of operations and stock price.

ITEM 2. PROPERTIES
------------------

The Company's corporate offices are located at a 60,000 square foot, two-story building in Westford, Massachusetts. The facility is occupied under a lease that expires in September 2008. The Company also leases a Richardson, Texas facility of approximately 26,000 square feet, which expires in January 2002. In addition, the Company leases facilities for district and regional sales and service offices in seven states as well as in Canada, the United Kingdom, Mexico, Singapore and Germany. The current aggregate annual rental payments for all of the Company's facilities are approximately $2.0 million.

In January 2000, the Company signed an amended lease under which it will add a 25,000 square foot addition to its Westford, Massachusetts facility. The Company expects that the addition will be ready for occupancy by the end of 2000.

ITEM 3. LEGAL PROCEEDINGS
--------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

Item 4A. Executive Officers of the Registrant
----------------------------------------------
The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

Mr. Alphonse M. Lucchese (64) has served as Chairman and Chief Executive Officer since July 1994, and also served as President from July 1994 until January of 1998. Mr. Lucchese joined Davox following seven years as President and Chief Executive Officer at Iris Graphics, a manufacturer of high quality color printers. Prior to joining Iris, Mr. Lucchese had served as Vice President of Sales at Xyvision, Inc., a manufacturer of computer-integrated publishing systems sold to Fortune 500 companies, commercial printers and typesetters and government agencies. Mr. Lucchese was Vice President of Sales for Davox Corporation from 1983 until 1984. Earlier, he had spent six years at Raytheon Data Systems, where he attained the position of Vice President and General Manager of Northeastern Operations. Following service in the U.S. Army during the mid-1950s, Mr. Lucchese began his professional career at IBM as a systems engineer, later moving into the position of marketing representative.

Jeffrey E. Anderholm (43) serves as Senior Vice President of Marketing. He has overall responsibility for product marketing, product management, and marketing communications worldwide. Mr. Anderholm, who joined Davox in January 1999 as Vice President of Marketing, was previously Vice President of Marketing for Art Technology Group, a Boston-based Internet company delivering applications and services for personalized content and e-commerce. Prior to joining Art Technology Group, Mr. Anderholm was Vice President, Electronic Channel Development at Fidelity Investments. While at Fidelity, he helped lead the effort to develop online channels, focusing on the Internet. He was responsible for strategic market planning and the direction of marketing programs across many functional groups within Fidelity. Prior to Fidelity, Mr. Anderholm served in a variety of marketing roles of increasing responsibility at Lotus Development Corporation, where he managed development and execution of worldwide marketing strategy, positioning and marketing programs for the Lotus 1-2-3 and Freelance product lines.

Mr. John E. Cambray (44) has served as Vice President, Product Development since August 1993. Mr. Cambray has been with Davox since 1982 and has held various software development and engineering management positions during this time. Prior to joining Davox, Mr. Cambray held various design and management positions with FASFAX Corporation and Sanders Associates.

Mr. Joseph R. (Rusty) Coleman (44) serves as Senior Vice President of North American Sales. In this position, Mr. Coleman oversees all direct Davox sales activities in the United States and Canada, Davox's solutions consulting services as well as Davox's channel relationships within North America. In addition, he is responsible for technical sales support and sales administration. Mr. Coleman joined Davox in 1994 and served as a Regional Vice President of Sales before being appointed Vice President of North American Sales in 1998. Mr. Coleman was promoted to Senior Vice President of North American Sales in January 2000. Prior to joining Davox, Mr. Coleman held management positions of increasing responsibility at such technology companies as XL Datacomp, Picture Data, Inc., and TRACS, Inc.

Mr. John J. Connolly (43) is Senior Vice President, Finance, Chief Financial Officer and Treasurer. He joined the Company in August 1994, and was elected Treasurer in January 1997. Mr. Connolly joined Davox from Iris Graphics where he had been Vice President of Finance since 1989. Prior to joining Iris, Mr. Connolly held finance and accounting positions of increasing responsibilities at Instrumentation Laboratory, a manufacturer of medical equipment.

Mr. Mark Donovan (45) serves as Senior Vice President, Operations and Customer Services. Since joining Davox in 1983, Mr. Donovan has held management positions of increasing responsibility, including Vice President, Customer Service. He has also held various materials and manufacturing management positions within the Company. Prior to joining Davox, Mr. Donovan held various management positions with Applicon, Inc. and Raytheon Corporation.

Mr. James F. Mitchell (53) serves as Chief Technical Consultant. He is a founder of the Company and has served as Senior Vice President and Chief Technical Officer since 1983. From September 1993 to August 1994, Mr. Mitchell managed the domestic sales operations of the Company and from 1981 to 1983, he was Vice President, Engineering of the Company. Prior to joining Davox in 1981, Mr. Mitchell served as Manager of Systems Development at Applicon, Inc., a producer of CAD/CAM products.

Dr. James T. Pepe (55) serves as Senior Vice President of Research and Development. He is responsible for leading Davox's research and development efforts, with particular emphasis on the company's evolving suite of customer contact solutions. Before joining Davox in September 1999, Dr. Pepe served as a corporate officer and vice president of product development for Gensym Corporation, a leading supplier of software products and services for intelligent operations management. He was responsible for overseeing the integration of intelligent system technologies with state-of-the-art software technologies in distributed client/server environments. He also managed the development of leading-edge Internet and intranet technologies, including product sets with Java-based, intelligent agent capabilities. Prior to Gensym, Dr. Pepe served as a group manager for the Corporate Information Systems Group at Digital Equipment Corporation. Previously, Dr. Pepe was vice president of software development for Prime Computer, Inc. He began his career working at the Massachusetts Institute of Technology's Draper Lab, developing real-time executive systems and flight software.

Mr. Douglas W. Smith (57) serves as Senior Vice President of International Operations. In this position, he is responsible for the Company's international sales and distribution channels worldwide. Mr. Smith joined the company as Vice President of Sales and Marketing in September, 1994, following seven years at Iris Graphics. Prior to joining Iris, Mr. Smith worked for nearly 20 years in sales, managerial, and executive-level capacities for General Electric Information Systems, Honeywell Information Systems, Raytheon Data Systems and Phoenix Data Systems.

Officers are elected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------  -----------------------------------------------------------------
          MATTERS
          -------

     Davox's Common Stock has been traded on the Nasdaq stock market under the symbol "DAVX" since its initial public offering on April 28, 1987. Prior to that date there was no public market for Davox's Common Stock. The following table sets forth the range of high and low sale prices per share of Common Stock on the National Market System for each quarter of the years ended December 31, 1999 and 1998 as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ). During 1997, the Company effected a three for two stock split through the issuance of a 50% stock dividend. All share and per share amounts affected by this split, that are contained in this report on Form 10-K have been retroactively adjusted for all periods presented.

                                                               Fiscal 1999
                                                          High           Low
                                                          -------------------

                First Quarter                            10-1/4          5-15/16
                Second Quarter                           13-1/2          6
                Third Quarter                            17-1/8          9-3/4
                Fourth Quarter                           25-1/2         12-3/8

                                                               Fiscal 1999
                                                          High           Low
                                                          -------------------

                First Quarter                            34-7/8         24-1/2
                Second Quarter                           29-7/8         16-9/16
                Third Quarter                            22-1/4          9-3/16
                Fourth Quarter                            9-1/8          5-3/8


     As of February 29, 2000, there were approximately 375 holders of record of the Company's Common Stock and approximately 4,600 beneficial shareholders of the Company's Common Stock.

     In January 1999, the Board of Directors authorized, effective February 1, 1999, the purchase of up to 3,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company's stock option plans. Under the stock repurchase program, shares may be repurchased, at management's discretion, from time to time at prevailing prices in the open market. The repurchase program of three million shares represented approximately 21% of the Company's issued and outstanding shares at that time. As of February 29, 2000, the Company had repurchased 1,326,400 shares under this repurchase program.

     The Company has never paid cash dividends on its Common Stock and has no present intentions to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

     The Company has not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

ITEM 6  SELECTED FINANCIAL DATA
------  -----------------------

     The following table sets forth certain condensed consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 1999:


                                                             Years Ended December 31,
                                    ----------------------------------------------------------------------------------------
                                          1999             1998 (a)           1997 (a)           1996 (a)          1995 (a)
                                      -------------      -------------      -------------      -------------      -----------
                                                                (In Thousands, Except Per Share Amounts)
Condensed Consolidated Statement
 of Operations Data:
    Total revenue                          $92,354            $88,948            $83,554            $57,098          $38,597
    Cost of revenue                         30,710             30,114             28,029             22,230           17,164
                                    --------------     --------------     --------------     --------------     ------------
         Gross profit                       61,644             58,834             55,525             34,868           21,433
    Research, development and
        engineering expenses                13,259             12,086             10,418              6,734            4,901
    Selling, general and
        administrative                      37,077             34,841             29,710             19,704           13,967
         expenses
    Non-recurring merger costs             - - - -              1,926            - - - -            - - - -          - - - -
                                    --------------     --------------     --------------     --------------     ------------
     Income from operations                 11,308              9,981             15,397              8,430            2,565
     Other income, net                       2,815              2,941              2,031              1,217              629
                                    --------------     --------------     --------------     --------------     ------------
     Income before provision
         for income taxes                   14,123             12,922             17,428              9,647            3,194
      Provision for income                   2,118              4,393              2,507              1,014              559
       taxes
                                    --------------     --------------     --------------     --------------     ------------
         Net income                        $12,005            $ 8,529            $14,921            $ 8,633          $ 2,635
                                    ==============     ==============     ==============     ==============     ============
Earnings per share:
         Basic                                $.89               $.60              $1.15               $.72             $.23
                                    ==============     ==============     ==============     ==============     ============
         Diluted                              $.85               $.58              $1.05               $.64             $.21
                                    ==============     ==============     ==============     ==============     ============
Weighted average
 shares outstanding:
         Basic                              13,531             14,130             12,940             11,947           11,280
                                    ==============     ==============     ==============     ==============     ============
         Diluted                            14,165             14,822             14,270             13,593           12,846
                                    ==============     ==============     ==============     ==============     ============

                                                                             December 31,
                                    ----------------------------------------------------------------------------------------
                                              1999               1998               1997               1996             1995
                                    ----------------------------------------------------------------------------------------
                                                                           (In Thousands)
Condensed Consolidated
 Balance Sheet Data:
    Working capital                        $66,085            $62,756            $52,847            $21,129          $11,299
    Total assets                            99,043             89,423             81,560             44,478           24,115
    Long-term obligations                  - - - -            - - - -                297            - - - -               50
    Redeemable Preferred Stock             - - - -            - - - -             13,911              8,480            8,480
    Stockholders' equity                    72,514             69,327             44,464             16,890            5,445

(a) Historical financial information has been restated to reflect the combination of Davox and AnswerSoft in 1998 accounted for as a pooling of interests and the 3-for-2 stock split effected in the form of a stock dividend payable to shareholders of record on May 13, 1997.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
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


                                                       Percentage of Total Revenue For The
                                                            Years Ended December 31,
                                         ----------------------------------------------------------------
                                                 1999                   1998                   1997
                                         ----------------------------------------------------------------
Product revenue                                  58.2%                  60.5%                  69.8%
Service revenue                                  41.8                   39.5                   30.2
                                         ----------------------------------------------------------------
   Total revenue                                100.0                  100.0                  100.0

Cost of revenue                                  33.3                   33.8                   33.5
                                         ----------------------------------------------------------------
   Gross profit                                  66.7                   66.2                   66.5

Research, development
and engineering expenses                         14.4                   13.6                   12.5

Selling, general and
administrative expenses                          40.1                   39.2                   35.6

Non-recurring merger costs                      -----                    2.2                  -----
                                         ----------------------------------------------------------------
   Income from operations                        12.2                   11.2                   18.4

Other income, net                                 3.1                    3.3                    2.4
                                         ----------------------------------------------------------------
   Income before provision
   for income taxes                              15.3                   14.5                   20.8

Provision for income taxes                        2.3                    4.9                    3.0
                                         ----------------------------------------------------------------

   Net income                                    13.0%                   9.6%                  17.8%
                                                ======                  =====                 ======


   Total revenue was approximately $92.4 million, $88.9 million and $83.6 million for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Total revenue increased

4.0% for the year ended December 31, 1999 compared to the same period in 1998 and increased 6.5% in fiscal year 1998 compared to fiscal year 1997. Total cost of revenue as a percentage of total revenue was 33.3% in fiscal year 1999, 33.8% in fiscal year 1998 and 33.5% in fiscal year 1997.

   Product revenue was approximately $53.8 million, $53.8 million and $58.3 million in fiscal years 1999, 1998 and 1997, respectively. Product revenue was consistent in 1999 and decreased by 7.7% in 1998 as compared to 1997. The decrease in 1998 was due to lower product sales in the international market, which was only partially offset by a slight increase in domestic sales.

   Cost of product revenue as a percentage of product revenue was 18.2%, 19.5%, and 20.7% in fiscal years 1999, 1998 and 1997, respectively. The decrease as a percentage of product revenue in 1999 and 1998 was due to the continued decrease in the hardware content of the Company's products.

   Service revenue was approximately $38.6 million, $35.1 million, and $25.3 million in fiscal years 1999, 1998 and 1997, respectively. Service revenue increased 9.9% and 39.1% in 1999 and 1998, respectively. The increase in 1999 was due to increased professional services revenue and an increase in maintenance revenue related to the growth in the installed base of the Company's products in recent years. The increase in 1998 was due to an increase in maintenance revenue related to the growth in the installed base of the Company's products and increased implementation and professional services revenue over 1997.

   Cost of service revenue as a percentage of service revenue was 54.2%, 55.8% and 63.3% in 1999, 1998 and 1997, respectively. These decreases as a percentage of service revenue were attributable to the growth in service revenue in 1999 and 1998, which exceeded the associated increases in the costs of servicing a larger installed base of products.

   Revenue from the Company's largest single customer in each of 1999, 1998 and 1997 was approximately 12%, 13%, and 10% of total revenue, respectively. Revenue from the Company's three largest customers amounted to 24%, 24% and 18% of total revenue in 1999, 1998 and 1997, respectively. The Company intends to continue to broaden its base of existing and new customers by penetrating new markets, expanding its direct international sales force and using alternate channels of distribution, thereby decreasing its dependence on its largest end-user customers.

   Research, development and engineering expenses were approximately $13.3 million, $12.1 million and $10.4 million, representing 14.4%, 13.6% and 12.5% of total revenue during 1999, 1998 and 1997, respectively. The increase in 1999 was primarily attributable to higher payroll, depreciation and consulting expenses compared to 1998. The increase in 1998 was due to higher payroll expenses compared to 1997.

   Selling, general and administrative expenses were approximately $37.1 million, $34.8 million and $29.7 million, representing 40.1%, 39.2% and 35.6% of total revenue during 1999, 1998 and 1997, respectively. The increases in 1999 were mostly attributable to increased bonus and commission expense and increased payroll and related expenses. The increases in 1998 were primarily attributable to increased payroll and related expenses, increased travel and related sales expenses, and increased consulting fees.

   For the year ended December 31, 1998, in connection with the merger with AnswerSoft, Inc., the Company incurred non-recurring merger transaction costs, primarily professional fees, of $1.3 million. In addition, the Company incurred non-recurring costs, primarily severance and lease termination costs, of $597,000 related to the integration of the two businesses.

   Other income, derived primarily from investments in commercial paper, corporate bonds, Eurodollar bonds, and money market instruments decreased 4.3% in 1999 and increased 44.8% in 1998. The decrease in 1999 was due to lower average cash balances as the Company repurchased approximately 1.3 million shares of its common stock at an aggregate cost of $10.2 million during 1999. The increase in 1998 was due primarily to the significant increase in the average cash and cash equivalent and marketable securities balances over the prior fiscal year.

INCOME TAXES

   The Company provided for income taxes at estimated annual effective tax rates of 15.0%, 34.0% and 14.4% for 1999, 1998 and 1997, respectively. These rates are lower than the combined federal and state statutory tax rates due primarily to the utilization of net operating loss and tax credit carryforwards and benefits derived from the Company's foreign sales corporation. The Company's 1999 effective tax rate reflects the utilization of net operating losses resulting from the Company's acquisition of AnswerSoft, Inc. in 1998.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 1999, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $34.4 million, and its marketable securities of approximately $30.8 million. As of December 31, 1998, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $31.8 million, and its marketable securities of approximately $27.7 million. The overall increase in cash and cash equivalents and marketable securities was due primarily to favorable operating results and proceeds from exercises of stock options. In addition, the Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances as of December 31, 1999 or 1998 under this line of credit.

   The Company's primary investing activities were purchases of property and equipment, and purchases and sales of marketable securities. Property and equipment purchases were approximately $3.4 million in 1999 compared to approximately $3.4 million and $4.6 million in 1998 and 1997, respectively. Purchases and sales of marketable securities generated a net cash outflow of approximately $3.1 million in 1999 compared to a net cash outflow of approximately $3.9 million and $14.0 million in 1998 and 1997, respectively.

   Cash used by financing activities in 1999 was $8.8 million and resulted from the Company's repurchase of approximately 1.3 million shares of its common stock at an aggregate cost of $10.2 million, partially offset by proceeds generated from the exercise of stock options and shares purchased by employees under the Company's employee stock purchase plan. Cash provided by financing activities in 1998 was approximately $1.9 million, which was generated primarily from proceeds from exercises of stock options and shares purchased by employees under the Company's employee stock purchase plan. Cash provided by financing activities in 1997 was approximately $7.7 million, and was generated primarily from the issuance of $5.1 million of AnswerSoft preferred stock and from proceeds from the exercise of stock options and shares purchased by employees under the Company's employee stock purchase plan.

   Working capital as of December 31, 1999 was approximately $66.1 million as compared to approximately $62.8 million as of December 31, 1998. Total assets as of December 31, 1999 were approximately $99.0 million compared to approximately $89.4 million as of December 31, 1998. These increases were primarily attributable to increases in cash and cash equivalents, marketable securities and accounts receivable due to the Company's favorable operating results.

   Management believes, based on its current operating plan, that the Company's existing cash and cash equivalents, marketable securities, cash generated from operations and amounts available under its working capital line of credit will be sufficient to meet the Company's cash requirements for the next twelve months.

IMPACT OF INFLATION

   The Company believes that inflation did not have a material effect on the results of operations in 1999, 1998 and 1997.

NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not anticipate the adoption of these Statements to have a material impact on its financial position or results of operations.

YEAR 2000 READINESS DISCLOSURE - made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998)

     The Year 2000 presented potential concerns and issues for the Company as well as other companies in the information technology industry. In general, Year 2000 readiness issues typically arose in computer software and hardware systems that use two digit date formats, instead of four digit dates, to represent a particular year. Users had to test their unique combination of hardware, system software (including databases, transaction processors, and operating systems) and application software in order to achieve Year 2000 readiness.

YEAR 2000 COMMITTEE

     The Company established a Year 2000 steering committee under the auspices of the Company's senior technical executive to evaluate, plan and implement policies and practices, including contingency planning, and to address the impact of the Year 2000 on the Company and its products. The Company's Year 2000 readiness preparations fell into three categories: (1) product readiness, addressing product functionality; (2) internal readiness, addressing the Year 2000 operability of internal information technology ("IT") systems and mission critical non-IT systems; and (3) third party readiness, addressing the preparedness of relevant third parties and the Year 2000 operability of products furnished for internal use and resale. After reviewing these areas, the committee reported to the Board of Directors specific areas of concern and a plan for resolving and further testing of any remaining Year 2000 issues. The committee also formulated a contingency plan in the event that the committee reasonably determined that certain Year 2000 issues may not be resolved by the end of 1999 or if unforeseen problems arose. As of the date of this filing, the Company has not encountered any material problems. Despite this fact, the Company and the steering committee remain focused on addressing any problems that may arise. The Company does not anticipate any material problems. Should any problems arise, the Company believes it has adequate resources to address them properly.

PRODUCT READINESS

     The Company established Year 2000 date operability standards against which the most current versions of its software products were tested. The Company completed testing of its current line of Unison(R) software products and determined that the most current versions conform to these standards and were Year 2000 ready. In connection with the acquisition of AnswerSoft, Inc. in May 1998, the Company acquired the Concerto(TM) line of software tool products. The Company completed testing of the current releases of Concerto(TM) software products and determined that they were Year 2000 ready, except IIR. All versions of IIR were not believed to be Year 2000 ready. All customers were notified to upgrade to SmartRouteO, which was Year 2000 ready. Despite the Company's testing and despite the pausing of December 31, 1999, there can be no assurance that the Company's products do not contain undetected errors or defects related to Year 2000 operability that may result in material costs to the Company or that the Company's products contain all features and functionality considered necessary by customers, end users and distributors to be Year 2000 ready.

   In early 1994, the Company discontinued its Computerized Automated Dialing System ("CAS") and Communications Resource Server ("CRS") product lines and introduced the Unison brand line of software products. Support of the CAS and CRS products were discontinued as of December 31, 1999. The Company did not test the CAS and CRS product lines and believes that they do not conform to its test standards and were not Year 2000 ready. The Company notified known users of these products that support was being discontinued and that users may experience Year 2000 related operability issues. Users of these discontinued or "legacy" products were encouraged to migrate to the Unison product line. The Company's exposure arising from its legacy products is not known. The Company does expect to incur additional costs associated with migrating users of legacy products, but does not believe these costs will be material.

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

     The Company tested only the current versions of its products and did not test earlier versions of its products. The Company believes some of its customers may be running product versions which have not been tested and may experience Year 2000 date related operability issues. The Company identified these customers and encouraged them to migrate to current versions of the products. Further, the Company cautioned users of such products to conduct their own Year 2000 operability testing to determine if continued use of the products allowed them to meet their own Year 2000 readiness objectives. While many customers were upgraded to Year 2000 ready versions of products under maintenance coverage, if eligible, in the normal course the Company expects to incur some increased expenses associated with the furnishing of upgrades and modifications. At this time, the Company does not believe that the cost of potential upgrades or modifications will have a material effect on the Company's business, financial condition and operating results. To date, the Company has not experienced any material adverse effects due to the Year 2000 readiness of the most recent version of its products.

INTERNAL READINESS

     The Company conducted a Year 2000 readiness audit of its internal IT systems (including telecommunication, facilities management, safety and security systems). The Company did not encounter any material operational issues or incurring material costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company will continue to monitor its systems and there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third party hardware, firmware, and software. To date, the Company has not experienced any material adverse effects on its internal systems due to Year 2000 readiness.

THIRD PARTY READINESS

     The Company assessed the Year 2000 readiness of its material third parties, such as public utilities and key clients and suppliers, who provide external services to the Company. The Company has certain key relationships with suppliers which furnish components and software used by the Company in its products. If these suppliers fail to adequately address the Year 2000 issue for the products they supply the Company, this could have a material adverse effect on the Company's operations, reputation, and financial results. Certain of the Company's products contain third party components and software that is integral to its operation for which the cost and time to integrate alternative components or software into these products would be material. To date, the Company has not experienced any material adverse effects on its business due the Year 2000 readiness of its material third parties.

CONTINGENCY PLANS AND WORST CASE SCENARIO

   The Company developed contingency plans to operate in the event that its products, systems, or business partners were not Year 2000 ready. The Company did not experience any material adverse effects on its business due to the Year 2000 readiness of its products, systems or business partners.

COSTS, SOURCE OF FUNDS AND ACCOUNTING TREATMENT

   The Company expensed all costs related to its Year 2000 compliance program unless the useful life of the technological asset was extended or increased.
The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. The Company funded its Year 2000 expenses through cash flows from operations. The impact of the Year 2000 was and remains difficult to discern, but it is not considered to be a material risk when evaluating future growth and performance of the Company.

ITEM 7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------    ----------------------------------------------------------


Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

   As of December 31, 1999 and 1998, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, Euro dollar bonds, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

   The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

   The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the years ended December 31, 1999, 1998 and 1997. Currently the Company does not engage in foreign currency hedging activities.

ITEM 8   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  --------------------------------------------------------

Index to Consolidated Financial Statements and Financial Statement Schedule
---------------------------------------------------------------------------

                                                         Page
                                                         ----
Report of Independent Public Accountants                   30

Report of Independent Public Accountants                   31

Consolidated Balance Sheets as of December 31,
   1999 and 1998                                           32

Consolidated Statements of Income for the Years
   Ended December 31, 1999, 1998 and 1997                  33

Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 1999, 1998
   and 1997                                                34

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1999, 1998 and 1997                  35

Notes to Consolidated Financial Statements                 36

Report of Independent Public Accountants on Financial
   Statement Schedule                                      56

Schedule II - Valuation and Qualifying Accounts            57

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Davox Corporation:

   We have audited the accompanying consolidated balance sheets of Davox Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AnswerSoft, Inc., a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of Davox Corporation and reflect total revenues of $6,738,000 for the year ended December 31, 1997 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us. Our opinion expressed herein, insofar as it relates to amounts included for AnswerSoft, Inc., is based solely upon the report of the other auditors.

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

   In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Davox Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                               ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 24, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Board of Directors and Stockholders of AnswerSoft, Inc.:

   We have audited the consolidated statements of operations, stockholders' equity and cash flows of AnswerSoft, Inc. for the year ended December 31, 1997 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of AnswerSoft, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                                               ERNST & YOUNG LLP



Dallas, Texas
February 28, 1998

                                          DAVOX CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED  BALANCE SHEETS
                                       (In Thousands, Except Per Share Amounts)

                                                                                            December 31,
                         ASSETS                                                   1999                      1998
                                                                           ----------------          ----------------
Current assets:
       Cash and cash equivalents                                                    $34,433                   $31,759
       Marketable securities, at amortized cost                                      30,770                    27,711
       Accounts receivable, net of reserves of
         $1,631 and $1,175 in 1999 and 1998, respectively                            20,320                    15,959
       Prepaid expenses and other current assets                                      2,280                     2,515
       Deferred tax assets                                                            4,811                     4,887
                                                                           ----------------          ----------------
         Total current assets                                                        92,614                    82,831
Property and equipment, net                                                           5,050                     5,298
Other assets                                                                          1,379                     1,294
                                                                           ----------------          ----------------
                                                                                    $99,043                   $89,423
                                                                           ================          ================
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                             $ 5,733                   $ 4,965
       Accrued expenses                                                              11,815                     9,461
       Customer deposits                                                              3,515                     1,892
       Deferred revenue                                                               5,466                     3,778
                                                                           ----------------          ----------------
         Total current liabilities                                                   26,529                    20,096

Commitments and contingencies  (Note 7)
Stockholders' equity:
       Common stock, $.10 par value  -
         Authorized - 30,000 shares
         Issued - 14,556 and 14,349
         shares in 1999 and 1998, respectively                                        1,456                     1,435
       Additional paid-in capital                                                    74,691                    73,555
       Accumulated foreign currency translation adjustment                              (17)                       11
       Retained earnings (deficit)                                                    6,355                    (5,650)
                                                                           ----------------          ----------------
                                                                                     82,485                    69,351
       Less - Treasury stock, 1,298 and 3 shares, at
         cost, in 1999 and 1998, respectively                                        (9,971)                      (24)
                                                                           ----------------          ----------------
         Total stockholders' equity                                                  72,514                    69,327
                                                                           ----------------          ----------------
                                                                                    $99,043                   $89,423
                                                                           ================          ================

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                  DAVOX CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                               (In Thousands, Except Per Share Amounts)

                                                                For the Years Ended December 31,
                                                             1999             1998             1997
                                                         ------------      -----------      -----------

Product revenue                                               $53,757          $53,818          $58,300
Service revenue                                                38,597           35,130           25,254
                                                       --------------    -------------    -------------
      Total revenue                                            92,354           88,948           83,554
                                                       --------------    -------------    -------------

Cost of product revenue                                         9,809           10,510           12,045
Cost of service revenue                                        20,901           19,604           15,984
                                                       --------------    -------------    -------------
      Total cost of revenue                                    30,710           30,114           28,029
                                                       --------------    -------------    -------------
      Gross profit                                             61,644           58,834           55,525
                                                       --------------    -------------    -------------

Operating expenses:
Research, development and engineering                          13,259           12,086           10,418
Selling, general and administrative                            37,077           34,841           29,710
Non-recurring merger related transaction costs                  -----            1,329             ----
Non-recurring merger related integration costs                  -----              597             ----
                                                       --------------    -------------    -------------
      Total operating expenses                                 50,336           48,853           40,128
                                                       --------------    -------------    -------------
      Income from operations                                   11,308            9,981           15,397
Other income (primarily interest), net                          2,815            2,941            2,031
                                                       --------------    -------------    -------------
      Income before provision for income taxes                 14,123           12,922           17,428
Provision for income taxes                                      2,118            4,393            2,507
                                                       --------------    -------------    -------------
      Net income                                              $12,005          $ 8,529          $14,921
                                                       ==============    =============    =============

Earnings per share:
      Basic                                                     $0.89            $0.60            $1.15
                                                       ==============    =============    =============
      Diluted                                                   $0.85            $0.58            $1.05
                                                       ==============    =============    =============

Weighted average shares outstanding:
      Basic                                                    13,531           14,130           12,940
                                                       ==============    =============    =============
      Diluted                                                  14,165           14,822           14,270
                                                       ==============    =============    =============


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (In Thousands, Except Per Share Amounts)


                                                                                      Accumulated
                                          Common Stock                              Foreign Currency      Retained
                                                  $.10            Additional           Translation        Earnings/
                                      Shares    Par Value       Paid In Capital        Adjustment         (Deficit)
                                      ------    ---------       ---------------     ----------------     ----------
BALANCE, December 31, 1996            11,162     $1,116           $44,898                $ ----            $(29,100)

Proceeds from exercise of
 stock options, including
 related tax benefit                     848         85            12,694                  ----                ----
Proceeds from  purchases
 under employee stock
 purchase plan                            12          1               244                  ----                ----

Common stock issued for
 services rendered                        18          2                34                  ----                ----

Issuance of note receivable
 for preferred stock                    ----       ----              ----                  ----                ----

Translation adjustment                  ----       ----              ----                     7                ----

Net income                              ----       ----              ----                  ----              14,921

Comprehensive income for the
 year ended December 31, 1997           ----       ----              ----                  ----                ----
                                      ------     ------            ------                ------             -------
BALANCE, December 31, 1997            12,040      1,204            57,870                     7             (14,179)

Proceeds from exercise of stock
 options, including related
 tax benefit                             452         45             1,507                  ----                ----

Proceeds from purchase under
 employee stock purchase plan             21          2               451                  ----                ----

Conversion of preferred stock
 into common stock                     1,836        184            13,727                  ----                ----

Repayment of note receivable            ----       ----             -----                  ----                ----

Translation adjustment                  ----       ----             -----                     4                ----

Net income                              ----       ----             -----                  ----               8,529

Comprehensive income
 for the year ended
 December 31, 1998                      ----       ----             -----                  ----                ----
                                      ------     ------            ------                ------             -------
BALANCE, December 31, 1998            14,349      1,435            73,555                    11              (5,650)

Proceeds from exercise of
 stock options, including
 related tax benefit                     161         16               830                  ----                ----

Proceeds from purchases under
 employee stock purchase plan             46          5               306                  ----                ----

Purchase of treasury stock              ----       ----             -----                  ----                ----

Translation adjustment                  ----       ----             -----                   (28)               ----

Net income                              ----       ----             -----                  ----              12,005

Comprehensive income for the
 year ended December 31, 1999           ----       ----             -----                  ----                ----

                                      ------     ------           -------                ------            --------
BALANCE, December 31, 1999            14,556     $1,456           $74,691                $  (17)           $  6,355
                                      ======     ======           =======                ======            ========



                                        Note
                                     Receivable                                   Total
                                      Due From         Treasury Stock          Stockholders'     Comprehensive
                                       Officer        Shares     Amount           Equity             Income
                                    ------------    ---------  ----------     --------------     -------------
BALANCE, December 31, 1996           $   ----              3    $   (24)         $  16,890

Proceeds from exercise of
 stock options, including
 related tax benefit                      (58)          ----       ----              12,721

Proceeds from  purchases
 under employee stock
 purchase plan                           ----           ----       ----                 245

Common stock issued for
 services rendered                       ----           ----       ----                  36

Issuance of note receivable
 for preferred stock                     (356)          ----       ----                (356)

Translation adjustment                   ----           ----       ----                   7              $     7

Net income                               ----           ----       ----              14,921               14,921
                                                                                                         -------
Comprehensive income for the
 year ended December 31, 1997            ----           ----       ----                ----              $14,928
                                                                                                         =======
                                      -------         ------     ------             -------
BALANCE, December 31, 1997               (414)             3        (24)             44,464

Proceeds from exercise of stock
 options, including related
 tax benefit                             ----           ----       ----               1,552

Proceeds from purchase under
 employee stock purchase plan            ----           ----       ----                 453

Conversion of preferred stock
 into common stock                       ----           ----       ----              13,911

Repayment of note receivable              414           ----       ----                 414

Translation adjustment                   ----           ----       ----                   4              $     4

Net income                               ----           ----       ----               8,529                8,529
                                                                                                         -------
Comprehensive income
 for the year ended
 December 31, 1998                       ----           ----       ----                ----              $ 8,533
                                                                                                         =======
                                      -------         ------     ------             -------
BALANCE, December 31, 1998               ----              3        (24)             69,327

Proceeds from exercise of
 stock options, including
 related tax benefit                     ----            (11)       100                 946

Proceeds from purchases under
 employee stock purchase plan            ----            (20)       170                 481

Purchase of treasury stock               ----          1,326    (10,217)            (10,217)

Translation adjustment                   ----           ----       ----                 (28)             $   (28)

Net income                               ----           ----       ----              12,005               12,005
                                                                                                         -------

Comprehensive income for the
 year ended December 31, 1999            ----           ----       ----                ----              $11,977
                                                                                                         =======
                                      -------         ------     ------             -------
BALANCE, December 31, 1999            $  ----          1,298    $(9,971)            $72,514
                                      =======          =====    ======              =======


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                         DAVOX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In Thousands, Except Per Share Amounts)

                                                                                      For the Years Ended December 31,
                                                                            1999                    1998                  1997
                                                                       ---------------         ---------------        -------------
Cash Flows From Operating Activities:
  Net income                                                                 $ 12,005                $  8,529             $ 14,921
  Adjustments to reconcile net income to net cash
   provided by operating activities -
     Depreciation and amortization                                              3,606                   3,356                3,677
     Changes in current assets and liabilities -
         Accounts receivable                                                   (4,361)                 (3,360)              (8,235)
         Prepaid expenses, other current assets and deferred tax                  311                   3,040                  381
          assets
         Accounts payable                                                         768                    (282)                 119
         Accrued expenses                                                       2,354                  (1,376)               5,156
         Customer deposits                                                      1,623                    (126)              (1,396)
         Deferred revenue                                                       1,688                    (830)                 622
                                                                             --------                --------             --------
         Net cash provided by operating activities                             17,994                   8,951               15,245
                                                                             --------                --------             --------
Cash Flows From Investing Activities:
  Purchases of property and equipment                                          (3,358)                 (3,406)              (4,602)
  (Increase) decrease in other assets                                             (85)                   (464)                  77
  Purchases of marketable securities                                          (84,073)                (82,400)             (39,025)
  Sales and maturities of marketable securities                                81,014                  78,491               25,003
                                                                             --------                --------             --------
         Net cash used in investing activities                                 (6,502)                 (7,779)             (18,547)
                                                                             --------                --------             --------
Cash Flows From Financing Activities:
  Proceeds from exercise of stock options                                         946                   1,552                1,869
  Proceeds from employee stock purchase plan                                      481                     453                  245
  Purchases of treasury stock                                                 (10,217)                  -----                -----
  Proceeds from issuance of preferred stock                                     -----                   -----                5,075
  Principal borrowings of long-term obligations                                 -----                   -----                  475
  Principal payments under long-term obligations                                -----                    (475)                  (5)
  Payment of note receivable from officer                                       -----                     414                -----
                                                                             --------                --------             --------
         Net cash (used in) provided by financing activities                   (8,790)                  1,944                7,659
                                                                             --------                --------             --------
Effect of exchange rate differences on cash                                       (28)                      4                    7
                                                                             --------                --------             --------
Net increase in cash and cash equivalents                                       2,674                   3,120                4,364
Cash and cash equivalents, beginning of year                                 $ 31,759                $ 28,639             $ 24,275
                                                                             --------                --------             --------
Cash and cash equivalents, end of year                                       $ 34,433                $ 31,759             $ 28,639
                                                                             ========                ========             ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for income taxes                                 $  1,363                $  1,487             $    265
                                                                             ========                ========             ========
  Cash paid during the year for interest                                     $-------                $     21             $     23
                                                                             ========                ========             ========
Supplemental Disclosure of Non-Cash Investing and Financing
 Activities:
Conversion of redeemable preferred stock into common stock                   $-------                $ 13,911             $ ------
                                                                             ========                ========             ========
Preferred stock issued in exchange for note receivable due from
 officer                                                                     $-------                $-------             $    414
                                                                             ========                ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999
              (Amounts In Thousands, Except Per Share Information)


(1)  Operations and Significant Accounting Policies

   Davox Corporation (the Company) is a software and systems integration company that develops, markets, implements, supports and services intelligent management systems for customer contact centers located throughout the world. These systems are marketed directly, through joint marketing relationships and distribution agreements. The Company markets its systems to banks, consumer finance organizations, retailers, entertainment companies, telemarketing organizations, telecommunications and transportation companies and utilities.

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

     (c)  Revenue Recognition

   The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts, installation services and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2 Software Revenue Recognition. Revenue from software license fees are generally recognized upon delivery, net of estimated returns, provided that there are no significant post delivery obligations, payment is due within one year and collection is probable. If acceptance is required beyond the Company's standard published specifications, software license revenue is recognized upon customer acceptance. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
             (Amounts In Thousands, Except Per Share Information)


(1)  Operations and Significant Accounting Policies (continued)

     (c) Revenue Recognition (continued)

The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all the elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

     Revenues for consulting services are recognized over the period in which services are provided, the revenue is fixed and determinable and collection is probable. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year.

     (d)  Warranty Costs

     The Company warrants its products for 90 days and defers a portion of its revenue related to the free-warranty period, in accordance with SOP No. 97-2.

     (e)  Post-retirement Benefits

     The Company has no pension plan or other obligations for post retirement benefits.

     (f) Cash, Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist mainly of commercial paper.

     The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. The Company's investments consist of held-to-maturity securities that are investments in Euro dollar bonds and high-grade commercial paper instruments at December 31, 1999 and 1998. All of these investments are classified as current as they mature within one year.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(1)  Operations and Significant Accounting Policies (continued)

     (f) Cash, Cash Equivalents and Marketable Securities (continued)


     At December 31, 1999 and 1998, held-to-maturity marketable securities consisted of the following:

                                              1999                          1998
                                  ----------------------------------  ---------------------------
                                      Market       Amortized         Market        Amortized
                                      Value          Cost            Value            Cost
                                  -------------------------------------------------------------
Euro dollar bond                       $ 4,204          $ 4,212         $11,479         $11,484
  (maturity 3-7 months)
Commerical paper obligations            13,825           13,824          12,353          12,352
  (maturity 3-6 months)
Corporate bonds                         11,023           11,032           2,685           2,675
  (maturity 3-7 months)
Medium & Short-term notes                1,702            1,702           1,201           1,200
                                       -------          -------         -------         -------
  (maturity 5 months)
                                       $30,754          $30,770         $27,718         $27,711
                                       =======          =======         =======         =======

     (g)    Property and Equipment

     The Company provides for depreciation and amortization of property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives. The cost of property and equipment and their useful lives are summarized as follows:

                                                                             December 31,
                                                                             -------------
                                                  Estimated
Asset Classification                             Useful Life         1999                  1998
--------------------                           ---------------  ---------------        -------------
Office equipment and software                  2-3 Years                $16,894              $13,789
Rental and demonstration equipment             2-3 Years                    316                  311
Furniture and fixtures                         5 Years                      943                  698
Leasehold improvements                         Life of Lease                289                  286
                                                                        -------              -------
                                                                         18,442               15,084

Less-Accumulated depreciation and                                        13,392                9,786
 amortization                                                           -------              -------
                                                                        $ 5,050              $ 5,298
                                                                        =======              =======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


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


     (i)  Foreign Currency Translation

     The Company considers the functional currency of its foreign subsidiaries to be the local currency and, accordingly their financial information is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are included in stockholders' equity.


     (j)  Earnings Per Share

     Basic earnings per share was determined by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution of stock options, based on the treasury stock method.

          A reconciliation of basic and diluted weighted averages shares outstanding is as follows:

                                                            For the year ended December 31,
                                                            -------------------------------
                                                            1999           1998           1997
                                                        -------------  -------------  ------------
       Basic weighted average shares outstanding               13,531         14,130        12,940
       Dilutive stock options                                     634            692         1,330
                                                               ------         ------        ------
       Diluted weighted average shares outstanding             14,165         14,822        14,270
                                                               ======         ======        ======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(1)  Operations and Significant Accounting Policies (continued)

     (j)  Earnings Per Share (continued)

     In 1999, 1998 and 1997, 1,657, 1,484 and 55 options to purchase common shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.


     (k)  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in several financial institutions. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. The Company had one customer with amounts due to the Company of approximately 19% and 12% of total accounts receivable as of December 31, 1999 and 1998, respectively.


     (l) Derivative Financial Instruments and Fair Value of Financial
Instruments

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company does not anticipate the adoption of these

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(1)  Operations and Significant Accounting Policies (continued)

     (l) Derivative Financial Instruments and Fair Value of Financial Instruments (continued)

statements to have a material impact on its financial position or results of operations. As of December 31, 1999, the Company did not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments.

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, marketable securities, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1999 and 1998 due to the short-term nature of these instruments.


     (m)  Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. The Company adopted SFAS No. 130 and has disclosed comprehensive income for all periods presented in the accompanying consolidated statements of stockholders' equity.


(2)  Acquisition of AnswerSoft, Inc.

     In May 1998, the Company acquired AnswerSoft, Inc. (AnswerSoft), a Richardson, Texas, developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384 shares of Davox common stock, including shares which were subject to outstanding AnswerSoft, Inc. stock options and warrants. The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the historical consolidated financial statements for the periods prior to the merger have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of AnswerSoft. In connection with the merger with AnswerSoft, the Company incurred non-recurring merger transaction costs (primarily professional fees) of $1,329. In addition, the Company incurred non-recurring costs

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)



(2)  Acquisition of AnswerSoft, Inc. (continued)

(primarily severance and lease termination costs) of $597 related to the integration of the two businesses.

     Separate and combined results of Davox and AnswerSoft during the periods preceding the merger were as follows:

                                                        Davox         AnswerSoft        Combined
                                                    --------------  ---------------  --------------
Three months ended March 31, 1998 (unaudited):
     Total revenue                                         $23,160         $ 1,260          $24,420
                                                           =======         =======          =======
     Net income (loss)                                     $ 4,433         $(1,173)         $ 3,260
                                                           =======         =======          =======
Year ended December 31, 1997:
     Total revenue                                         $76,816         $ 6,738          $83,554
                                                           =======         =======          =======
     Net income (loss)                                     $18,380         $(3,459)         $14,921
                                                           =======         =======          =======

(3)    Line of Credit

     The Company has a working capital line of credit with a bank that expires August 31, 2000, if not renewed, pursuant to which the Company may borrow up to the lesser of $2,000 or a percentage of accounts receivable, as defined. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at December 31, 1999). There were no borrowings outstanding under the line of credit at December 31, 1999 and 1998.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)



 (4)    Accrued Expenses

     Accrued expenses consist of the following:

                                                                 December 31
                                                                 -----------
                                                         1999                  1998
                                                         ----                   ---
        Payroll and payroll related                    $ 4,654                $3,926
        Income taxes                                     1,654                   515
        Sales and property taxes                         1,419                   986
        Other                                            4,088                 4,034
                                                       -------                ------
                                                       $11,815                $9,461
                                                       =======                ======


(5)  401(k) Plan

     The Company maintains the Davox Corporation 401(k) Retirement Plan (the
Plan), which is a deferred contribution plan that covers all full-time employees over 21 years of age. Employees may join the plan in the next quarterly enrollment period following their date of hire. The participants may make pretax deferred contributions to the Plan of up to 15% of the annual compensation, as defined. Contributions to the Plan by the Company are discretionary and are determined by the Board of Directors. The Company made discretionary contributions to the Plan of approximately $777, $315 and $235 for the years 1999, 1998 and 1997, respectively.


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

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)

(6)    Income Taxes (continued)

  The components of the provision for income taxes consist of the following:


                                                               Year Ended December 31,
                                                               ------------------------
                                                        1999             1998              1997
                                                        ----             -----             ----
               Current:
               Federal                                  $1,270            $3,199           $ 5,701
               State                                     1,108               994             1,606
                                                        ------            ------           -------
                 Total current                           2,378             4,193             7,307
                                                        ------            ------           -------
               Deferred:
               Federal                                    (230)              153            (4,300)
               State                                       (30)               47              (500)
                                                        ------            ------           -------
                 Total deferred                           (260)              200            (4,800)
                                                        ------            ------           -------
                                                        $2,118            $4,393           $ 2,507
                                                        ======            ======           =======

     The provision for income taxes that is currently payable for the years ended December 31, 1999, 1998 and 1997 does not reflect approximately $438, $394 and $10,887, respectively, of tax benefits included in additional paid-in capital related to disqualifying dispositions and the exercise of non-qualified stock options.

     The approximate income tax effect of each type of temporary difference comprising the deferred tax asset is approximately as follows:



                                                            December 31,
                                            --------------------------------------------
                                                    1999                   1998
                                            ---------------------  ---------------------
Net operating loss carryforwards                   $  332                 $2,687
Depreciation                                        1,215                  1,029
Inventory reserves                                  1,699                  1,702
Tax credit carryforwards                            1,762                  1,701
Other temporary differences                         2,268                  2,517
                                                   ------                 ------
                                                    7,276                  9,636
Less-valuation allowance                            1,267                  3,892
                                                   ------                 ------
                                                   $6,009                 $5,744
                                                   ======                 ======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)

(6)  Income Taxes (continued)

     Approximately $4,811 and $4,887 of the deferred tax assets are classified as current at December 31, 1999 and 1998, respectively. Approximately $1,198 and $857 of the deferred tax assets are classified as long-term as of December 31, 1999 and 1998, respectively.

     At December 31, 1999, the Company has available net operating loss carryforwards and tax credit carryforwards of approximately $962 and $1,762, respectively. The operating loss carryforwards and tax credit carryforwards begin to expire in the years 2008 and 2000, respectively.

     In accordance with SFAS No. 109, the Company records a valuation allowance against its deferred tax asset to the extent management believes it is more likely than not that the asset will be realized. As of December 31, 1999, the Company has provided a full valuation allowance against certain of the Company's tax credit carryforwards due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain tax laws and regulations. In 1998, a significan portion of the valuation allowance related to the utilization of AnswerSoft's net operating loss carryforwards
(NOLs) due to limitations associated with these acquired NOLs. In 1999, the Company implemented certain tax planning strategies that will result in the Company being able to utilize substantially all of these acquired NOLs. Accordingly, the Company reduced its valuation allowance in 1999 related to these NOLs.

     A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                               1999                1998                1997
                                                               ----                ----                ----
Federal statutory tax rate                                    34.0%               34.0%               34.0%
State income taxes, net of federal
     income tax benefit                                        5.1                 3.3                 5.0
AnswerSoft, Inc. merger expenses not
    deductible for tax purposes                                ---                 2.6                 ---
Change in valuation
    allowance/utilization of net
    operating loss and tax credit carryforwards              (24.9)               (3.8)              (25.6)
Foreign sales corporation benefit                             (1.7)               (1.0)               (1.0)
Other                                                          2.5                (1.1)                2.0
                                                             -----                ----               -----
                                                              15.0%               34.0%               14.4%
                                                             =====                ====               =====

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)



(7) Commitments and Contingencies

     (a) Operating Lease Commitments

          The Company leases its facilities and sales offices under operating leases that expire at various dates through September 2008. Pursuant to the lease agreements, the Company is responsible for maintenance costs and real estate taxes. Total rental expense for all operating leases for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $1,720, $1,771 and $1,306, respectively.

     Future minimum lease payments at December 31, 1999 are approximately as follows:


                                       Year Ending December 31,      Amount
                                      --------------------------  -----------

                                                   2000               $ 2,028
                                                   2001                 2,227
                                                   2002                 1,737
                                                   2003                 1,549
                                                   2004                 1,318
                                               Thereafter               4,307
                                                                      -------
                                                                      $13,166
                                                                      =======

     (b) Employment and Severance Agreements

     The Company has entered into employment and severance agreements with certain officers and key employees whereby the Company may be required to pay the officers and employees a total of approximately $1,591 upon termination of employment by the Company under certain circumstances, as defined.

     (c)  Litigation

     The Company is, from time to time, subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated results of operations and financial condition of the Company.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(8)  Preferred Stock

     Prior to the merger, AnswerSoft had two issues of preferred stock outstanding, Series A Preferred Stock and Series B Preferred Stock or collectively referred to as Preferred Stock. All shares of outstanding Preferred Stock were converted to shares of Davox Common Stock upon approval of the merger between the two companies in 1998.

(9)  Stockholders' Equity

     (a)  Stock Split

     During 1997, the Company effected a three-for-two stock split through the issuance of a 50% stock dividend. All share and per share amounts have been retroactively adjusted for the stock split.

     (b)  Note Receivable Due from Officer

     During 1997, AnswerSoft granted options to purchase 223 common shares with an exercise price of $0.26 and 137 Series B preferred shares with an exercise price of $2.60 to an officer of AnswerSoft as part of his employment with AnswerSoft. The options were exercised in 1997 in exchange for a promissory note from the officer. This note was repaid in full by the officer during 1998.

     (c)  1986 Stock Plan

     The Company's 1986 Stock Plan (the 1986 Plan), administered by the Board of Directors authorizes the issuance of a maximum of 3,696 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1986 Plan may be either non statutory stock options or options intended to constitute incentive stock options under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options granted currently vest over a four-year period and expire ten years from the date of grant. As of December 31, 1999, there were options to purchase 616 shares outstanding under this plan. The 1986 Plan terminated pursuant to its terms in September 1996.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(9)  Stockholders' Equity (continued)

     (d)  1994 Stock Plan

     In 1994, AnswerSoft's Board of Directors approved the adoption of an employee stock option plan (the AnswerSoft Plan), as amended, which authorized the grant of options to purchase up to 4,200 shares of AnswerSoft's common stock. The AnswerSoft Plan provided for the granting of options to eligible employees to purchase AnswerSoft's common stock at an exercise price of not less than 100% of the fair market value per share on the date of grant as determined by AnswerSoft's Board of Directors. The AnswerSoft Plan was administered by its Board of Directors who determined the number of shares for which options will be granted, the effective dates of the grants, the option price and vesting schedules. All options under the AnswerSoft Plan have a ten year term and typically vested over four years from the effective date of the grant. All outstanding options became immediately and fully vested upon completion of the merger with Davox. The Company no longer grants options under the AnswerSoft Plan. As of December 31, 1999, there were eight options outstanding under the AnswerSoft Plan.


     (e)  1996 Stock Plan

     The Company's 1996 Stock Plan (the 1996 Plan) administered by the Board of Directors authorizes the issuance of a maximum of 2,700 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1996 Plan may be either nonstatutory stock options or options intended to constitute incentive stock options under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options currently vest over a four-year period. As of December 31, 1999, there were options to purchase 2,320 shares of common stock outstanding and 346 shares available for future grants under the 1996 Plan.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(9)  Stockholders' Equity (continued)

     (f)  Directors Stock Option Plan

     The Company's 1988 Non-employee Director Stock Option Plan (the 1988 Plan), as amended, is administered by the Board of Directors and authorizes the issuance of a maximum of 600 shares of common stock for the exercise of options. The 1988 Plan provides for the automatic grant of options to purchase 60 shares of common stock to each newly elected non-employee director and additional option grants of 15 shares of common stock per biennial anniversary of election to the Board of Directors. Options granted under the 1988 Plan vest 25% per year beginning one year from the date of grant and expire five years from the date of grant. As of December 31, 1999 there were 105 shares outstanding and 281 shares available for future grants under the 1988 Plan.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
             (Amounts In Thousands, Except Per Share Information)


(9)  Stockholders' Equity (Continued)

     (g)  Stock Option Plans Summary

   The following is a summary of the stock option activity for all plans for the years ended December 31, 1999, 1998 and 1997:

                                                                                       Weighted
                                                                                        Average
                                           Number of                  Exercise         Exercise
                                            Options                  Price Range         Price
                                          ------------               -----------       ---------
Outstanding, December 31, 1996                  2,022              $0.08 - $26.33         $ 5.90
     Granted                                    1,389                0.77 - 34.13          19.29
     Exercised                                   (865)               0.08 - 26.33           3.62
     Canceled                                     (89)               0.77 - 31.00          10.44
                                                -----              --------------         ------
Outstanding, December 31, 1997                  2,457                0.77 - 34.13          14.11
     Granted                                    1,124                2.01 - 34.12          18.48
     Exercised                                   (452)               0.77 - 26.33           2.56
     Canceled                                    (593)               0.77 - 34.13          21.72
                                                -----              --------------         ------
Outstanding, December 31, 1998                  2,536                0.77 - 34.13          16.33
     Granted                                      931                8.50 - 21.75          11.87
     Exercised                                   (172)               0.77 - 20.75           2.95
     Canceled                                    (246)               0.77 - 34.13          16.23
                                                -----              --------------         ------
Outstanding, December 31, 1999                  3,049              $0.77 - $34.13         $15.73
                                                =====              ==============         ======
Exercisable, December 31, 1999                  1,410              $0.77 - $34.13         $14.88
                                                =====              ==============         ======
Exercisable, December 31, 1998                  1,124              $0.77 - $34.13         $11.09
                                                =====              ==============         ======
Exercisable, December 31, 1997                    593              $0.77 - $34.13         $ 8.21
                                                =====              ==============         ======

The range of exercise prices for options outstanding and options exercisable at December 31, 1999 are as follows:

                                                                                          OPTIONS
                  OPTIONS OUTSTANDING                                                   EXERCISABLE
                     REMAINING        NUMBER                             NUMBER           WEIGHTED
   RANGE OF       CONTRACTUAL LIFE      OF       WEIGHTED AVERAGE          OF             AVERAGE
EXERCISE PRICES      (IN YEARS)       OPTIONS     EXERCISE PRICE         OPTIONS       EXERCISE PRICE
 ------------------------------------------------------------------------------------------------------
    $ 0.77               6.87              1          $ 0.77                1              $ 0.77
  1.33 - 1.92            4.37            252            1.64              252                1.64
  2.00 - 2.33            4.80            164            2.32              164                2.32
  3.25 - 4.75            4.44             70            3.49               70                3.49
  6.17 - 8.94            8.62            605            8.04              140                7.75
 10.75 - 14.63           9.55            466           14.15                4               10.75
 16.17 - 21.75           7.50            512           19.01              202               18.73
 24.33 - 34.13           7.32            979           26.27              577               26.04
                                       -----                            -----
                                       3,049                            1,410
                                       =====                            =====

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(9)  Stockholders' Equity (Continued)

     (h)  Employee Stock Purchase Plan

   The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which a maximum of 150 shares of common stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan. Shares are purchased through accumulation of payroll deductions (of not less than 0.5% nor more than 10% of compensation, as defined) for the number of whole shares, determined by dividing the balance in the employee's account by the purchase price per share which is equal to 85% of the fair market value of the common stock, as defined. During 1999, 1998 and 1997, approximately 66, 21 and 12 shares, respectively, were purchased under the Purchase Plan.

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

   The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted (including shares issued under the employee stock purchase plan) as of December 31, 1999, 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(9)  Stockholders' Equity (Continued)

     (i) Accounting for Stock-Based Compensation (continued)


     The assumptions used and the weighted average information for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                                  Year ended December 31,
                                                                  -----------------------
                                                       1999                  1998                  1997
                                               --------------------  --------------------  --------------------
Risk-free interest rates                              4.60%-6.19%           4.18%-5.61%           5.71%-6.83%
Expected dividend yield                                    -----                 -----                 -----
Expected lives                                         5.28 years            4.85 years            4.78 years
Expected volatility                                       68%                   69%                   66%
Weighted average grant-date fair value of
      options granted during the period              $      7.35           $     11.45           $     16.00
Weighted-average remaining contractual
      life of options outstanding                     7.51 years            7.75 years            7.98 years

The effect of applying SFAS No. 123 would be as follows:

                                                                Year ended December 31,
                                                                -----------------------
                                                         1999            1998            1997
                                                    --------------  --------------  --------------

Net income as reported                                     $12,005          $8,529         $14,921
                                                           =======          ======         =======
Pro forma net income                                       $ 5,994          $3,674         $11,080
                                                           =======          ======         =======

Earnings per share as reported:
    Basic                                                  $  0.89          $ 0.60         $  1.15
                                                           =======          ======         =======
    Diluted                                                $  0.85          $ 0.58         $  1.05
                                                           =======          ======         =======
Pro forma earnings per share:
    Basic                                                  $  0.44          $ 0.23         $  0.84
                                                           =======          ======         =======
    Diluted                                                $  0.42          $ 0.22         $  0.76
                                                           =======          ======         =======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(10) Segment and Geographic Information

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is its executive management team. To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

     Product revenues from international sources were approximately $10,800, $9,700 and $14,700 in 1999, 1998 and 1997, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe, Canada, Asia/Pacific and Latin America. All of the Company's product sales for the years ended December 31, 1999, 1998 and 1997 were shipped from its headquarters located in the United States.

     The following table represents the percentage of product revenue by geographic region from customers for 1999, 1998 and 1997:

                            1999    1998    1997
                           ------  ------  ------
          U.S.              80.0%   82.0%   74.9%
          Europe            16.4     8.1    17.1
          Asia/Pacific       2.7     3.5     2.3
          Latin America      0.6     1.5     2.2
          Canada             0.3     4.9     3.5
                           -----   -----   -----
          Total            100.0%  100.0%  100.0%
                           =====   =====   =====

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (Continued)
              (Amounts In Thousands, Except Per Share Information)


(11)  Significant Customers

     Revenue from the Company's largest single customer was 12%, 13% and 10% of total revenue in 1999, 1998 and 1997, respectively. Revenue from the Company's three largest customers amounted to 24%, 24% and 18% of total revenue in 1999, 1998 and 1997, respectively.

                      DAVOX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

                                  (Continued)


(12)  Quarterly Results of Operations (Unaudited)

     The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1999 and 1998:

                                               Year Ended December 31, 1999
                                               ----------------------------

                            First                Second                Third                Fourth
                           Quarter              Quarter               Quarter               Quarter
                         -----------           ----------           -----------           -----------
Total revenue                $20,249              $22,008               $24,046               $26,051

Gross profit                  12,778               14,500                16,205                18,161

Net income                   $ 1,699              $ 2,408               $ 3,476               $ 4,422
                             =======              =======               =======               =======

Earnings per share:
           Basic             $  0.12              $  0.18               $  0.26               $  0.33
                             =======              =======               =======               =======
           Diluted           $  0.11              $  0.17               $  0.25               $  0.32
                             =======              =======               =======               =======

                                               Year Ended December 31, 1998
                                               -----------------------------

                            First                Second                Third                Fourth
                           Quarter              Quarter               Quarter               Quarter
                         -----------           ----------           -----------           -----------
Total revenue                $24,420              $24,190               $20,939               $19,399

Gross profit                  16,502               16,597                13,343                12,393

Net income                   $ 3,260              $ 2,341               $ 1,883               $ 1,045
                             =======              =======               =======               =======

Earnings per share:
           Basic             $  0.25              $  0.17               $  0.13               $  0.07
                             =======              =======               =======               =======
           Diluted           $  0.22              $  0.16               $  0.13               $  0.07
                             =======              =======               =======               =======

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

               ON FINANCIAL STATEMENT SCHEDULE



To Davox Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Davox Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated January 24, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                               ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 24, 2000

                      DAVOX CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)




                                         Balance at          Charged to         Deductions         Balance at
                                          Beginning           Costs and            from              End of
                                           of Year            Expenses           Reserves             Year
                                        -------------        -----------        ----------         -----------
ACCOUNTS RECEIVABLE RESERVES:
December 31, 1999                              $1,175               $958              $502              $1,631
December 31, 1998                               1,134                315               274               1,175
December 31, 1997                                 711                554               131               1,134

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------  ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Not Applicable.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

Directors

  The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1999 fiscal year ended December 31, 1999 under the heading "Election of Directors."

Executive Officers

  See Item 4A.

ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1999 fiscal year ended December 31, 1999, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 1999 fiscal year ended December 31, 1999, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

ITEM 13  CERTAIN RELATIONSHIPS AND TRANSACTIONS
-------  --------------------------------------

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's 1999 fiscal year ended December 31, 1999, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

(a)  Financial Statements and Financial Statement Schedules

     1.   Financial Statements

     The following financial information is incorporated in Item 8 above:

     Report of Independent Public Accountants

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Income for the Years Ended
     December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997

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

(b)  Reports on Form 8-K

     The Company did not file any Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

(c)  List of Exhibits


     Exhibit
     Number   Description of Exhibit
     ------   ----------------------


     3.01(2) Restated Certificate of Incorporation of the Registrant, as amended.

-
     3.02(2)  By-laws of the Registrant, as amended.


     4.01(2) Description of Capital Stock contained in the Registrant's Restated Certificate of Incorporation, as amended, filed as
              Exhibit 3.01.

     10.02(2) Amended and Restated 1988 Non-Employee Director Stock Option Plan of the Registrant.

     10.03(2) Form of Option Agreement under the Registrant's 1988
              Non-Employee Director Stock Option Plan.

     10.04(2)(4) Special support services agreement between Registrant and Datapoint (UK) Ltd., dated August 1, 1997.

     10.05(2)  1991 Employee Stock Purchase Plan, as amended.


     10.08(5) Third party service provider agreement between the Registrant and Grumman Systems Support Corporation.

     10.09(1)  1996 Stock Plan of the Registrant, as amended by amendment No. 1.


     10.10(1) Form of Incentive Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.11(1) Form of Non-Qualified Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.12     Executive Compensation Plan.


     10.13(2) Lease agreement between Registrant and Michelson Farm Westford Technology Park VI Limited Partnership for Westford Technology Park Building Six.

     10.14(2)(4)  Distribution agreement between Lucent Technologies Inc.
               (by and through its Business Communications Systems Division)
                and the Registrant, dated May 2, 1997.

     10.15(5) OEM Agreement by and between the Registrant and Kana Communications, Inc. dated as of November 16, 1999.

     10.16 First Amendment to Lease by and between the Registrant and Michaelson Farm - Westford Technology Park Trust VI Limited Partnership for Westford Technology Park Building Six.

     10.17 Severance Agreement for Alphonse M. Lucchese, Chairman and Chief Executive Officer.

     10.18 Severance Agreement for John J. Connolly, Senior Vice President Finance and Chief Financial Officer.

     10.19 Severance Agreement for Joseph R. Coleman, Senior Vice President North American Sales Operations.

     10.20 Severance Agreement for Mark Donovan, Senior Vice President Operations & Customer Service.

     10.21 Severance Agreement for Douglas W. Smith, Senior Vice President International Operations.

     21.       Subsidiaries of the Registrant.

     24.1      Consent of Arthur Andersen LLP.

     24.3      Consent of Ernst & Young LLP.

     27.       Financial Data Schedule.


(1) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.

(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1997.

(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31,
     1998.

(4)  Confidential treatment granted.  Redacted version previously filed.

(5) Confidential treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on the 6th day of March 2000.

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


     Signature                    Title                      Date
     ---------                    -----                      ----


/s/ Alphonse M. Lucchese      Chief Executive
------------------------    Officer and Chairman
  Alphonse M. Lucchese     (Principal Executive
                           Officer)                     March 6, 2000


/s/ John J. Connolly       Senior Vice President of
--------------------         Finance and Chief
  John J. Connolly           Financial Officer
                            (Principal Financial
                             Officer)                   March 6, 2000



/s/ Michael D. Kaufman     Director                     March 6, 2000
----------------------
  Michael D. Kaufman


/s/ R. Scott Asen          Director                     March 6, 2000
-----------------
  R. Scott Asen



