Form 10-Q
period 2000-03-31
DAVOX CORP
filed 2000-05-05
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                                YES   X  NO  ___
                                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of May 4, 2000: 13,557,961 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements:                                                         Page No.
                                                                                           -------
             Consolidated Balance Sheets as of                                                3
             March 31, 2000 and December 31, 1999

             Consolidated Statements of Income
             for the Three Months Ended
             March 31, 2000 and 1999                                                          4

             Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2000 and 1999                               5

             Notes to Consolidated Financial Statements                                       6 - 9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                              10 - 13

     Item 3. Quantitative and Qualitative Disclosures About Market Risks                      14

PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                15

     Item 6. Exhibits and Reports on Form 8-K                                                 15

             Signatures                                                                       16

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                       DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)

                                                               March 31,           December 31,
                                                                  2000                1999
                                                                --------             -------
                        ASSETS                                 (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents                                     $ 51,948            $34,433
     Marketable securities                                           24,689             30,770
     Accounts receivable, net of reserves of $2,014 and
          $1,631 in 2000 and 1999, respectively                      17,543             20,320
     Prepaid expenses and other current assets                        1,901              2,280
     Deferred tax assets                                              4,811              4,811
                                                                   --------            -------
          Total current assets                                      100,892             92,614

Property and equipment, net                                           5,327              5,050
Other assets                                                          1,422              1,379
                                                                   --------            -------

                                                                   $107,641            $99,043
                                                                   ========            =======


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $  5,573            $ 5,733
     Accrued expenses                                                10,369             11,815
     Customer deposits                                                2,520              3,515
     Deferred revenue                                                 8,489              5,466
                                                                   --------            -------
          Total current liabilities                                  26,951             26,529

Stockholders' equity:
     Common stock, $.10 par value -
          Authorized - 30,000 shares
          Issued - 14,556 shares                                      1,456              1,456
     Additional paid-in capital                                      77,150             74,691
     Accumulated foreign currency translation adjustments              (130)               (17)
     Retained earnings                                                9,960              6,355
                                                                   --------            -------
                                                                     88,436             82,485

     Treasury stock, 1,003 and 1,298 shares, at cost, at
          March 31, 2000 and December 31, 1999, respectively         (7,746)            (9,971)
                                                                   --------            -------

          Total stockholders' equity                                 80,690             72,514
                                                                   --------            -------

                                                                   $107,641            $99,043
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

                          ITEM I. FINANCIAL STATEMENTS
                       DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                  ---------------------------------
                                                     2000                   1999
                                                  --------------         ----------
Product revenue                                        $14,828              $11,432
Service revenue                                         11,555                8,817
                                                       -------              -------
     Total revenue                                      26,383               20,249
                                                       -------              -------

Cost of product revenue                                  2,197                2,217
Cost of service revenue                                  5,610                5,254
                                                       -------              -------
     Total cost of revenue                               7,807                7,471
                                                       -------              -------

     Gross profit                                       18,576               12,778
                                                       -------              -------

Operating expenses:
Research, development and engineering                    3,842                3,122
Selling, general and administrative                     10,170                8,297
                                                       -------              -------
     Total operating expenses                           14,012               11,419
                                                       -------              -------

     Income from operations                              4,564                1,359

Other income (primarily interest income)                   901                  639
                                                       -------              -------

     Income before provision for income taxes            5,465                1,998

Provision for income taxes                               1,858                  299
                                                       -------              -------

     Net income                                        $ 3,607              $ 1,699
                                                       =======              =======

Earnings per share:
     Basic                                             $  0.27              $  0.12
                                                       =======              =======
     Diluted                                           $  0.25              $  0.11
                                                       =======              =======

Weighted average shares outstanding:
     Basic                                              13,404               14,335
                                                       =======              =======
     Diluted                                            14,552               14,802
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

                          ITEM I. FINANCIAL STATEMENTS
                       DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                    --------------------------------------
                                                                        2000                      1999
                                                                     -------------            ------------
Cash Flows from Operating Activities:
   Net income                                                          $  3,607                 $  1,699
   Adjustments to reconcile net income to net cash
   provided by operating activities -
      Depreciation and amortization                                         985                      947
      Changes in current assets and liabilities -
         Accounts receivable                                              2,776                     (753)
         Prepaid expenses and other current assets                          374                     (145)
         Accounts payable                                                  (160)                     223
         Accrued expenses                                                (1,440)                    (509)
         Customer deposits                                                 (994)                     (39)
         Deferred revenue                                                 3,022                      861
                                                                       --------                 --------
            Net cash provided by operating activities                     8,170                    2,284
                                                                       --------                 --------

Cash Flows From Investing Activities:
   Purchases of property and equipment                                   (1,260)                    (692)
   (Increase) decrease in other assets                                      (44)                     207
   Purchases of marketable securities                                   (20,450)                 (23,667)
   Maturities of marketable securities                                   26,531                   22,307
                                                                       --------                 --------
           Net cash provided by (used in) investing activities            4,777                   (1,845)
                                                                       --------                 --------

Cash Flows From Financing Activities:
   Proceeds from exercise of stock options                                4,682                       30
   Proceeds from employee stock purchase plan                                --                      160
   Purchases of treasury stock                                               --                     (686)
                                                                       --------                 --------
           Net cash provided by (used in) financing activities            4,682                     (496)
                                                                       --------                 --------

Effect of exchange rate changes on cash and cash equivalents               (114)                      (7)
                                                                       --------                 --------

Net increase (decrease) in cash and cash equivalents                     17,515                      (64)

Cash and cash equivalents, beginning of period                           34,433                   31,759
                                                                       --------                 --------
Cash and cash equivalents, end of period                               $ 51,948                 $ 31,695
                                                                       ========                 ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for income taxes                        $  1,142                 $    568
                                                                       ========                 ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578, that was filed with the Securities and Exchange Commission on March 7, 2000. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. The results of operations for the three-month period ended March 31, 2000 may not be indicative of the results that may be expected for the full fiscal year.

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

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year.

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 was initially to become effective for calendar year end companies for the quarter ending March 31, 2000. However, the SEC in late March 2000 announced that they were delaying the effective date for SAB 101 until the quarter ending June 30, 2000 due to the significant uncertainty regarding the application of SAB 101. As a result, the Company is currently in the process of evaluating the potential impact that SAB 101 may have on its revenue recognition policies and its results of operations. At this time, due to the uncertainty that exists regarding the application of SAB 101, the Company is not able to reasonably determine the potential impact of the application of SAB 101 on its business.


4.   Provision for Income Taxes

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 2000 at an effective tax rate of 34%, which is lower than the combined federal and state statutory tax rates due primarily to net operating loss carryforwards, utilization of tax credits and benefits derived from the Company's foreign sales corporation.


5.   Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding and the effect of dilutive stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                              ---------
                                                              2000         1999
                                                            ------       ------

Basic weighted average shares outstanding                   13,404       14,335

Effect of dilutive stock options                             1,148          467
                                                            ------       ------

Diluted weighted average shares outstanding                 14,552       14,802
                                                            ======       ======

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


5.   Earnings Per Share (continued)


     For the three months ended March 31, 2000 and 1999, 307,274 and 1,833,294 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.



6.   Comprehensive Income


The components of comprehensive income are as follows (in thousands):


                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                                2000            1999
                                                                ----            ----

Net income                                                      $3,607          $1,699

Foreign currency translation adjustments                          (114)             (7)
                                                                ------          ------

Comprehensive income                                            $3,493          $1,692
                                                                ======          ======


7.   Segment and Geographic Information

     Product revenue from international sources totaled approximately $3.0 million and $2.3 million for the first quarter of 2000 and 1999, respectively. The Company's revenue from international sources was primarily generated from customers located in Europe, Canada, Asia/Pacific and Latin America. All of the Company's product revenue for the periods presented was shipped from its headquarters located in the United States.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)



7.   Segment and Geographic Information (continued)

     The following table represents the Company's percentage of product revenue by geographic region from customers for the three months ended March 31, 2000 and 1999:

                                                 Three Months Ended
                                                      March 31,
                                                      ---------
                                                 2000             1999
                                                 ----             ----
        U.S.                                     79.7%            79.5%
        U.K.                                     10.0             13.0
        Europe                                    5.0              6.3
        Canada                                    3.1              0.2
        Asia/Pacific                              1.7              0.7
        Latin America                             0.5              0.3
                                                -----            -----
          Total                                 100.0%           100.0%
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

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

     Total revenue for the first quarter of 2000 increased approximately $6.1 million, or 30.3%, to $26.4 million compared to the same period in 1999.

     Product revenue for the first quarter of 2000 increased approximately $3.4 million, or 29.7%, to $14.8 million compared to the same period in 1999. This increase was due to increased sales in the U.S. and Canada for Unison(R) systems.

     Cost of product revenue for the first quarter of 2000 decreased approximately $20,000, or 0.9%, to $2.2 million compared to the same period in 1999. As a percentage of product revenue, the cost of product revenue decreased by 4.6% to 14.8% in the first quarter of 2000 compared to the same period in 1999. The decrease in the cost of product revenue was due primarily to the product revenue mix and the continued decrease in the hardware content of the Company's products.

     Service revenue for the first quarter of 2000 increased approximately $2.7 million, or 31.1%, to $11.6 million compared to the same period in 1999. The increase in service revenue was due primarily to increased implementation and professional services revenue in the first quarter of 2000 compared to the same period in 1999 and an increase in maintenance revenue resulting from the increases in the installed base of the Company's products.

     Cost of service revenue for the first quarter of 2000 increased approximately $356,000, or 6.8%, to $5.6 million compared to the same period in 1999. As a percentage of service revenue, the cost of service revenue decreased by 11.0% in the first quarter of 2000 compared to the same period in 1999. The increase in service costs was due to higher payroll and related expenses in the first quarter of 2000 compared to the same period in 1999 resulting from customer service headcount increases which was partially offset by lower third party consulting costs. The decrease as a percentage of revenue is primarily due to the higher service revenue in the first quarter of 2000 compared to the same period in 1999.

     Research, development and engineering expenses increased approximately $720,000, or 23.1%, to $3.8 million for the first quarter of 2000 compared to the same period in 1999. This increase was due primarily to higher payroll and related expenses in the first quarter of 2000 compared to the same period in 1999 resulting from research, development and engineering headcount increases.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)




     Selling, general and administrative expenses increased by approximately $1.9 million, or 22.6%, to $10.2 million for the first quarter of 2000 compared to the same period in 1999. This increase was due to an increase in payroll and related expenses resulting from headcount increases and also to increases in commission and travel related expenses in the first quarter of 2000 compared to the same period in 1999.

     Other income in 2000 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income increased 41.0% for the first quarter of 2000 compared to the same period in 1999. This increase reflects the higher average cash and investment balances in 2000 compared to 1999.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 2000 at an effective tax rate of 34%, which is lower than the combined federal and state statutory tax rates due primarily to net operating loss carryforwards, utilization of tax credits and benefits derived from the Company's foreign sales corporation.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $51.9 million, as well as its marketable securities of approximately $24.7 million. At December 31, 1999, the Company's cash and cash equivalent balances were approximately $34.4 million and its marketable securities were approximately $30.8 million. The overall increase of approximately $11.4 million in the total cash and marketable securities balances was due primarily to favorable operating results and proceeds received from exercises of stock options in the first quarter of 2000. This was offset slightly by purchases of property and equipment.

     Net cash provided by operating activities for the first three months of 2000 was approximately $8.2 million, compared to approximately $2.3 million for the same period in 1999. The increase in cash provided by operating activities for the first three months of 2000 was due primarily to net income of approximately $3.6 million, an increase in deferred revenue of approximately $3.0 million and a decrease in accounts receivable of approximately $2.8 million for the period.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     The Company's primary investing activities were purchases and maturities of marketable securities and purchases of property and equipment. Purchases and maturities of marketable securities generated a net cash inflow of approximately $6.1 million during the first three months of 2000, compared to a net cash outflow of approximately $1.4 million during the same period in 1999. Property and equipment purchases were approximately $1.3 million during the first three months of 2000, compared to approximately $692,000 during the same period in 1999.

     Cash provided by financing activities during the first three months of 2000 totaled approximately $4.7 million and was generated from proceeds from exercises of stock options. Cash used in financing activities during the first three months of 1999 totaled approximately $496,000, and was due primarily from the repurchase of 80,000 shares of common stock for $686,000, partially offset by proceeds from exercises of stock options and from purchases of stock through the Company's employee stock purchase plan.

     At March 31, 2000, the working capital of the Company increased to approximately $73.9 million from approximately $66.1 million as of December 31, 1999. This increase was primarily attributable to the higher total cash and marketable securities balance resulting from the favorable operating results in the first quarter of 2000.

     The Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of March 31, 2000.

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



YEAR 2000

Year 2000 Readiness Disclosure - made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998)

     The Year 2000 presented potential concerns and issues for the Company as well as other companies in the information technology industry. In general, Year 2000 readiness issues typically arose in computer software and hardware systems that used two digit date formats, instead of four digit dates, to represent a particular year. Users had to (and should continue to) test their unique combination of hardware, system software (including databases, transaction processors, and operating systems) and application software in order to achieve Year 2000 readiness.

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


Contingency Plans and Worst Case Scenario

     The Company developed contingency plans to operate in the event that its products, systems, or business partners were not Year 2000 ready. The Company did not and does not anticipate experiencing any material adverse effects on its business due to the Year 2000 readiness of its products, systems or business partners.

Costs, Source of Funds and Accounting Treatment

     The Company expensed all costs related to its Year 2000 compliance program unless the useful life of the technological asset was extended or increased.
The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. The Company funded its Year 2000 expenses through cash flows from its operations. The impact of the Year 2000 was and remains difficult to discern, but it is not considered to be a material risk when evaluating future growth and performance of the Company.

                     ITEM 3: QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISKS



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     As of March 31, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Standards
(SFAS) No. 107. All of the Company's investments are short-term; commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.


Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months ended March 31, 2000. Currently, the Company does not engage in foreign currency hedging activities.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results. The Company's future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, competition and competitive pricing pressures, technological change, new product introduction and market acceptance, the ability of Davox to attract and retain key personnel, general economic conditions in the United States and worldwide markets served by Davox, the implementation of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101; and those other factors discussed from time to time in Davox's public reports filed with the Securities and

Exchange Commission, such as those discussed under "Certain Factors That May Affect Future Results" in Davox's quarterly reports on Form 10-Q and annual report on Form 10-K.


                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

               There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1999.



Item 6.   Exhibits and Reports on Form 8-K

(a)  List of Exhibits

       Exhibit
       Number         Description of Exhibit
       ------         ----------------------
         27           Article 5 - Summary Financial Data Schedule


(b) No current reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  Signatures



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DAVOX CORPORATION


Date:  May 5, 2000                      By: /s/ Alphonse M. Lucchese
                                            ------------------------
                                            Alphonse M. Lucchese
                                            Chief Executive Officer
                                            and Chairman (Principal
                                            Executive Officer)



Date: May 5, 2000                       By: /s/ John J. Connolly
                                            --------------------
                                            John J. Connolly
                                            Senior Vice President of Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)