Form 10-Q
period 2000-06-30
DAVOX CORP
filed 2000-08-04
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                                 YES X  NO ___
                                     -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of August 3, 2000: 13,399,842 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:                                        Page No.
                                                                        ------
           Consolidated Balance Sheets as of
           June 30, 2000 and December 31, 1999                            3

           Consolidated Statements of Income
           for the Three Months and Six Months Ended
           June 30, 2000 and 1999                                         4

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2000 and 1999                5

           Notes to Consolidated Financial Statements                     6 - 9
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10 - 13


   Item 3. Quantitative and Qualitative Disclosures About Market Risks   14


PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                             15

   Item 4. Submission of Matters to a Vote of Security Holders           15

   Item 6. Exhibits and Reports on Form 8-K                              16

           Signatures                                                    17

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                              June 30,          December 31,
                                                                                2000                1999
                                                                                ----                ----
                                                                            (Unaudited)         (Audited)
                              ASSETS
Current assets:
     Cash and cash equivalents                                              $  34,538           $  34,433
     Marketable securities                                                     38,795              30,770
     Accounts receivable, net of reserves of $1,917 and
          $1,631 in 2000 and 1999, respectively                                18,241              20,320
     Prepaid expenses and other current assets                                  2,486               2,280
     Deferred tax assets                                                        4,811               4,811
                                                                            ---------           ---------
          Total current assets                                                 98,871              92,614

Property and equipment, net                                                     5,282               5,050
Other assets                                                                    1,985               1,379
                                                                            ---------           ---------

                                                                            $ 106,138           $  99,043
                                                                            =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $   5,403           $   5,733
     Accrued expenses                                                           7,182              11,815
     Customer deposits                                                          3,447               3,515
     Deferred revenue                                                           8,666               5,466
                                                                            ---------           ---------
          Total current liabilities                                            24,698              26,529

Stockholders' equity:
     Common stock, $.10 par value -
          Authorized - 30,000 shares
          Issued - 14,556 shares                                                1,456               1,456
     Additional paid-in capital                                                77,361              74,691
     Accumulated foreign currency translation adjustments                        (246)                (17)
     Retained earnings                                                         10,344               6,355
                                                                            ---------           ---------
                                                                               88,915              82,485

     Treasury stock, 966 and 1,298 shares, at cost,
     in 2000 and 1999, respectively                                            (7,475)             (9,971)
                                                                            ---------           ---------

          Total stockholders' equity                                           81,440              72,514
                                                                            ---------           ---------

                                                                            $ 106,138           $  99,043
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

                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                                      --------                     --------
                                                                2000          1999            2000          1999
                                                                ----          ----            ----          ----
Product revenue                                              $  9,700      $ 12,389        $ 24,527      $ 23,821
Service revenue                                                11,873         9,619          23,429        18,436
                                                             --------      --------        --------      --------
     Total revenue                                             21,573        22,008          47,956        42,257
                                                             --------      --------        --------      --------

Cost of product revenue                                         1,832         2,188           4,028         4,405
Cost of service revenue                                         5,906         5,320          11,516        10,574
                                                             --------      --------        --------      --------
     Total cost of revenue                                      7,738         7,508          15,544        14,979
                                                             --------      --------        --------      --------

     Gross profit                                              13,835        14,500          32,412        27,278
                                                             --------      --------        --------      --------

Operating expenses:
Research, development and engineering                           3,967         3,137           7,809         6,259
Selling, general and administrative                            10,359         9,155          20,529        17,452
                                                             --------      --------        --------      --------
     Total operating expenses                                  14,326        12,292          28,338        23,711

     Income (loss) from operations                               (491)        2,208           4,074         3,567

Other income (primarily interest income)                        1,072           625           1,972         1,264
                                                             --------      --------        --------      --------

     Income before provision for income taxes                     581         2,833           6,046         4,831

Provision for income taxes                                        198           425           2,056           724
                                                             --------      --------        --------      --------

     Net income                                              $    383      $  2,408        $  3,990      $  4,107
                                                             ========      ========        ========      ========

Earnings per share:
     Basic                                                   $   0.03      $   0.18        $   0.30      $   0.30
                                                             ========      ========        ========      ========
     Diluted                                                 $   0.03      $   0.17        $   0.28      $   0.29
                                                             ========      ========        ========      ========

Weighted average shares outstanding:
     Basic                                                     13,572        13,453          13,488        13,892
                                                             ========      ========        ========      ========
     Diluted                                                   14,320        13,940          14,412        14,368
                                                             ========      ========        ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                        --------
                                                                                 2000              1999
                                                                                 ----              ----
Cash Flows from Operating Activities:
   Net income                                                                    $  3,990          $  4,107
   Adjustments to reconcile net income to net cash
   provided by operating activities -
      Depreciation and amortization                                                 1,977             1,891
      Changes in current assets and liabilities -
         Accounts receivable                                                        2,103            (1,619)
         Prepaid expenses and other current assets                                   (228)              716
         Accounts payable                                                            (330)               79
         Accrued expenses                                                          (4,592)             (667)
         Customer deposits                                                            (67)              422
         Deferred revenue                                                           3,202             2,399
                                                                                 --------          --------
         Net cash provided by operating activities                                  6,055             7,328
                                                                                 --------          --------

Cash Flows From Investing Activities:
   Purchases of property and equipment                                             (2,196)           (1,546)
   (Increase) decrease in other assets                                               (607)              180
   Purchases of marketable securities                                             (52,784)          (45,514)
   Maturities of marketable securities                                             44,759            48,635
                                                                                 --------          --------
         Net cash (used in) provided by investing activities                      (10,828)            1,755
                                                                                 --------          --------

Cash Flows From Financing Activities:
   Proceeds from exercise of stock options                                          5,165                43
   Proceeds from employee stock purchase plan                                          --               160
   Purchases of treasury stock                                                         --           (10,217)
                                                                                 --------          --------
         Net cash provided by (used in) financing activities                        5,165           (10,014)
                                                                                 --------          --------

Effect of exchange rate differences on cash                                          (287)              (14)
                                                                                 --------          --------

Net increase (decrease) in cash and cash equivalents                                  105              (945)

Cash and cash equivalents, beginning of period                                     34,433            31,759
                                                                                 --------          --------
Cash and cash equivalents, end of period                                         $ 34,538          $ 30,814
                                                                                 ========          ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for income taxes                                  $  2,429          $    788
                                                                                 ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578 that was filed with the Securities and Exchange Commission on March 7, 2000. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and six month periods ended June 30, 2000 may not be indicative of the results that may be expected for the full fiscal year.

2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   Revenue Recognition

     The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts, installation services and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition. Revenue from software license fees are generally recognized upon shipment, net of estimated returns, provided that there are no significant post shipment obligations, payment is due within one year and collection is probable. If acceptance is required beyond the Company's standard published specifications, software license revenue is recognized upon customer acceptance.

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

     Revenues for consulting services are recognized over the period in which services are provided and the revenue is fixed and determinable and collection is probable. Maintenance

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year.

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 was initially to become effective for calendar year end companies for the quarter ending March 31, 2000. However, the SEC in late June 2000 announced that they were delaying the effective date for SAB 101 until no later than the quarter ending December 31, 2000. As a result, the Company is currently in the process of evaluating the potential impact that SAB 101 may have on its revenue recognition policies and its results of operations. At this time, the Company is not able to reasonably determine the potential impact of the application of SAB 101 on its financial condition or results of operations.

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

5.   Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding and the effect of dilutive stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows (in thousands):

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                                    --------                    --------
                                                                2000       1999             2000        1999
                                                                ----       ----             ----        ----
Basic weighted average shares outstanding                      13,572      13,453          13,488       13,892

Effect of dilutive stock options                                  748         487             924          476
                                                               ------      ------          ------       ------

Diluted weighted average shares outstanding                    14,320      13,940          14,412       14,368
                                                               ======      ======          ======       ======

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

5.   Earnings Per Share (continued)

     For the three-month periods ended June 30, 2000 and 1999, 1,254,639 and 1,648,996 common equivalent shares, respectively, were not included in diluted weighted average shares outstanding, as their effect would be antidilutive. For the six-month periods ended June 30, 2000 and 1999, 610,720 and 1,882,900 common equivalent shares, respectively, were not included in diluted weighted average shares outstanding, as their effect would be antidilutive.

6.   Comprehensive Income

The components of comprehensive income are as follows (in thousands):

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                          2000       1999                 2000       1999
                                                          ----       ----                 ----       ----
Net income                                              $   383    $ 2,408               $ 3,990    $ 4,107

Foreign currency translation adjustments                   (116)        (7)                 (229)       (14)
                                                        -------    -------               -------    -------

Comprehensive income                                    $   267    $ 2,401               $ 3,761    $ 4,093
                                                        =======    =======               =======    =======

6.   Segment and Geographic Information

     Product revenue from international sources totaled approximately $1.8 million and $2.4 million for the second quarter of 2000 and 1999, respectively, and totaled approximately $4.8 million for each of the six-month periods ended June 30, 2000 and 1999. The Company's revenue from international sources was primarily generated from customers located in Europe, Asia/Pacific, Latin America and Canada. All of the Company's product revenue for the periods presented was shipped from its headquarters located in the United States.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


6.   Segment and Geographic Information (continued)

     The following table represents the Company's percentage of product revenue by geographic region from customers for the three and six-month periods ended June 30, 2000 and 1999:

                           Three Months Ended                Six Months Ended
                               June 30                           June 30
                               -------                           -------
                           2000          1999                2000        1999
                           ----          ----                ----        ----

     U.S.                  81.3%         80.5%               80.3%       80.0%
     United Kingdom        12.6          10.0                11.2        10.8
     Europe                 2.6           6.7                 3.9         7.2
     Asia/Pacific           1.1           2.6                 1.5         1.7
     Latin America          1.6           0.2                 0.9         0.2
     Canada                 0.8           0.0                 2.2         0.1
                            ---           ---                 ---         ---
      Total               100.0%        100.0%              100.0%      100.0%
                          ======        ======              ======      ======


Substantially all of the Company's assets are located in the United States.

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

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2000 and 1999

         Total revenue for the second quarter of 2000 decreased approximately $435,000, or 2.0%, to $21.6 million compared to the same period in 1999, while total revenue for the first six months of 2000 increased approximately $5.7 million, or 13.5%, to $48.0 million compared to the same period in 1999.

         Product revenue for the second quarter of 2000 decreased approximately $2.7 million, or 21.7%, to $9.7 million compared to the same period in 1999, while product revenue for the first six months of 2000 increased approximately $706,000, or 3.0%, to $24.5 million compared to the same period in 1999. The decrease in the second quarter of 2000 was due to decreased product shipments in the second quarter of 2000 compared to the same period in 1999 resulting from a slowdown in Unison(R) outbound system sales and a longer than expected sales cycle associated with the Company's new Ensemble(TM) software suite.

         Cost of product revenue for the second quarter of 2000 decreased approximately $356,000, or 16.3%, to $1.8 million compared to the same period in 1999. Cost of product revenue for the first six months of 2000 decreased approximately $377,000, or 8.6%, to $4.0 million compared to the same period in 1999. The decreases were due to lower product shipments in the second quarter of 2000 as well as the continued decrease in the hardware content of the company's products.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

         Service revenue for the second quarter of 2000 increased approximately $2.3 million, or 23.4%, to $11.9 million compared to the same period in 1999. Service revenue for the first six months of 2000 increased approximately $5.0 million, or 27.1%, to $23.4 million compared to the same period in 1999. The increase in service revenue for the three and six months ended June 30, 2000 was primarily due to the growth in the Company's installed customer base, resulting in increased new and renewed contract maintenance, implementation and professional services revenue as compared to the same period in 1999.

         Cost of service revenue for the second quarter of 2000 increased approximately $586,000, or 11.0%, to $5.9 million compared to the same period in 1999. Cost of service revenue for the first six months of 2000 increased approximately $942,000, or 8.9%, to $11.5 million compared to the same period in 1999. The increases during the second quarter and first six months of 2000 were due primarily to increased headcount and payroll and related expenses compared to the same period in 1999.

         Research, development and engineering expenses increased approximately $830,000, or 26.5%, to $4.0 million for the second quarter of 2000 as compared to the same period in 1999. Research, development and engineering expenses increased approximately $1.6 million, or 24.8%, to $7.8 million for the first six months of 2000 compared to the same period in 1999. These increases were primarily due to increased headcount and payroll and related expenses in the first six months of 2000 compared to the same period in 1999.

         Selling, general and administrative (SG&A) expenses increased by approximately $1.2 million, or 13.1%, to $10.4 million for the second quarter of 2000 compared to the same period in 1999. SG&A expenses increased by approximately $3.1 million, or 17.6%, to $20.5 million for the first six months of 2000 compared to the same period in 1999. The increase for the second quarter of 2000 was attributable to increases in headcount, payroll and related expenses and travel expenses compared to the same period in 1999. The increase for the first six months of 2000 is due primarily to the increase in payroll and related expenses, marketing program expenditures for Ensemble(TM) and higher commission and bonus expenses compared to the same period in 1999.

         Other income in 2000 and 1999 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income increased 71.5% for the second quarter of 2000 compared to the same period in 1999 and increased 56.0% for the first six months of 2000 compared to the same period in 1999. The increase for the second quarter of 2000 and first six months of 2000 is due to the higher average cash and investment balances compared to the same periods in 1999.

         In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 2000 at an effective tax rate of 34%, which is lower than the combined federal and state statutory tax rates due primarily to the anticipated use of net

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

operating loss carryforwards, tax credits and benefits derived from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $34.5 million, as well as its marketable securities of approximately $38.8 million. At December 31, 1999, the Company's cash and cash equivalent balances were approximately $34.4 million and its marketable securities were approximately $30.8 million. The overall increase of approximately $8.1 million in the total cash and marketable securities balances was due primarily to cash provided from operating activities and proceeds received from exercises of stock options during the six months of 2000.

         Net cash provided by operating activities for the first six months of 2000 was approximately $6.0 million, compared to approximately $7.3 million for the same period of 1999. The decrease in cash provided by operating activities for the first six months of 2000 was due primarily to the decrease in accrued expenses of approximately $4.6 million partially offset by a decrease in accounts receivable of approximately $2.1 million for the period.

         The Company's primary investing activities were purchases and maturities of marketable securities and purchases of property and equipment. Purchases and maturities of marketable securities generated a net cash outflow of approximately $8.0 million during the first six months of 2000, compared to a net cash inflow of approximately $3.1 million during the same period in 1999. Property and equipment purchases were approximately $2.2 million during the first six months of 2000, compared to approximately $1.5 million during the same period in 1999.

         Cash provided by financing activities during the first six months of 2000 totaled approximately $5.2 million and was generated from proceeds from the exercise of stock options. Cash used in financing activities during the first six months of 1999 totaled approximately $10.0 million and was due primarily to the repurchase of 1,326,400 shares of the Company's common stock, partially offset by proceeds from the exercise of stock options and from purchases of stock through the Company's employee stock purchase plan.

         At June 30, 2000, the working capital of the Company increased to approximately $74.2 million from approximately $66.1 million as of December 31, 1999. This increase was primarily attributable to the higher total cash and marketable securities balance resulting from the cash provided from operations and the proceeds from the exercise of stock options during the first six months of 2000.

         The Company has an agreement for a working capital line of credit with a bank for up to $2.0 million based on eligible receivables, as defined. There were no outstanding balances under the line of credit as of June 30, 2000.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

         Management believes, based on its current operating plan, that the Company's existing cash and marketable securities balances, cash generated from operations and amounts available under its working capital line of credit are sufficient to meet the Company's cash requirements for the next twelve months.

YEAR 2000 IMPACT

         For the first six months of 2000, the Company has not yet experienced any material problems with its computer systems relating to distinguishing twenty-first century dates and twentieth century dates, which generally are referred to as Year 2000 problems. The Company is also not aware of any material Year 2000 problems with its customers or vendors. Accordingly, the Company does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems.

                     ITEM 3: QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

         As of June 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Standards
(SFAS) No. 107. All of the Company's investments are short-term; commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

         The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months and six months ended June 30, 2000. Currently, the Company does not engage in foreign currency hedging activities.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

           The annual meeting of security-holders of the Company was held on May 4, 2000. The number of directors was fixed at three and the following persons were elected as directors:

                                                 Total Votes Against
Nominee                Total Votes for Nominee          Nominee

Alphonse M. Lucchese          11,959,261                263,280
Michael D. Kaufman            11,959,261                263,280
R. Scott Asen                 11,960,261                262,280

         A proposal to approve an increase in the number of shares of the Corporation's Common Stock, $.10 par value, available for issuance under the Corporation's 1996 Stock Plan to 3,350,000 shares, was adopted and approved, with 4,598,093 shares voting in favor, 4,347,646 shares voting against, 27,167 shares abstaining and 3,249,625 not voting.

         A proposal to approve an increase in the number of shares of the Corporation's Common Stock, $.10 par value, available for issuance under the Corporation's 1991 Employee Stock Plan to 450,000 shares, was adopted and approved, with 8,548,762 shares voting in favor, 397,821 shares voting against, 26,333 shares abstaining and 3,249,625 not voting.

         The selection of the firm Arthur Andersen LLP as auditors for the fiscal year ending December 31, 2000 was ratified, with 12,191,132 shares voting in favor, 26,625 shares voting against and 4,784 shares abstaining.

                          PART II. OTHER INFORMATION
                                  (Continued)

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

         Exhibit
         Number        Description of Exhibit
         ------        ----------------------
           27          Article 5 - Summary Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAVOX CORPORATION


Date: August 4, 2000                  By: /s/ Alphonse M. Lucchese
                                          ------------------------
                                          Alphonse M. Lucchese
                                          Chief Executive Officer
                                          and Chairman (Principal
                                          Executive Officer)


Date: August 4, 2000                  By: /s/ Michael J. Provenzano III
                                          -----------------------------
                                          Michael J. Provenzano III
                                          Vice President of Finance
                                          and Chief Financial Officer
                                          (Principal Financial Officer)