Form 10-Q
period 2000-09-30
DAVOX CORP
filed 2000-11-13
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                                YES   X  NO ___
                                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of November 9, 2000: 12,787,797 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:                                     Page No.
                                                                      -------

            Consolidated Balance Sheets as of
            September 30, 2000 and December 31, 1999                     3

            Consolidated Statements of Income
            for the Three Months and Nine Months Ended
            September 30, 2000 and 1999                                  4

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2000 and 1999        5

            Notes to Consolidated Financial Statements                   6 - 9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10 - 13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks  14



PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                            15

   Item 6.  Exhibits and Reports on Form 8-K                             15

            Signatures                                                   16

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                      September 30,      December 31,
                                                                         2000               1999
                                                                         ----               ----
              ASSETS                                                 (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents                                        $ 42,091              $34,433
     Marketable securities                                              25,517               30,770
     Accounts receivable, net of reserves of $2,301 and
          $1,631 in 2000 and 1999, respectively                         18,910               20,320
     Deferred tax assets                                                 4,811                4,811
     Prepaid expenses and other current assets                           1,938                2,280
                                                                      --------              -------
          Total current assets                                          93,267               92,614

Property and equipment, net                                              5,251                5,050
Other assets                                                             2,005                1,379
                                                                      --------              -------
                                                                      $100,523              $99,043
                                                                      ========              =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $  4,323              $ 5,733
     Accrued expenses                                                    7,378               11,815
     Customer deposits                                                   4,604                3,515
     Deferred revenue                                                    8,468                5,466
                                                                      --------              -------
          Total current liabilities                                     24,773               26,529

Stockholders' equity:
     Common stock, $.10 par value -
          Authorized - 30,000 shares
          Issued -  14,556 shares                                        1,456                1,456
     Additional paid-in capital                                         81,024               74,691
     Accumulated foreign currency translation adjustments                 (270)                 (17)
     Retained earnings                                                  10,575                6,355
                                                                      --------              -------
                                                                        92,785               82,485

     Treasury stock, 1,683 and 1,298 shares, at cost,
     in 2000 and 1999, respectively                                    (17,035)              (9,971)
                                                                      --------              -------
           Total stockholders' equity                                   75,750               72,514
                                                                      --------              -------
                                                                      $100,523              $99,043
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

                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                                         -------------                    -------------
                                                     2000            1999              2000             1999
                                                     ----            ----              ----             ----
Product revenue                                     $11,081         $14,035           $35,609         $37,856
Service revenue                                      11,398          10,011            34,826          28,447
                                                    -------         -------           -------         -------
     Total revenue                                   22,479          24,046            70,435          66,303
                                                    -------         -------           -------         -------

Cost of product revenue                               2,058           2,670             6,086           7,075
Cost of service revenue                               6,461           5,171            17,977          15,745
                                                    -------         -------           -------         -------
     Total cost of revenue                            8,519           7,841            24,063          22,820
                                                    -------         -------           -------         -------

     Gross profit                                    13,960          16,205            46,372          43,483
                                                    -------         -------           -------         -------

Operating expenses:
Research, development and engineering                 3,913           3,356            11,722           9,615
Selling, general and administrative                  10,738           9,507            31,267          26,959
                                                    -------         -------           -------         -------

     Total operating expenses                        14,651          12,863            42,989          36,574
                                                    -------         -------           -------         -------

     Income (loss) from operations                     (691)          3,342             3,383           6,909

Interest and other income, net                        1,041             748             3,013           2,012
                                                    -------         -------           -------         -------

     Income before provision for income taxes           350           4,090             6,396           8,921

Provision for income taxes                              119             614             2,175           1,338
                                                    -------         -------           -------         -------

     Net income                                     $   231         $ 3,476           $ 4,221         $ 7,583
                                                    =======         =======           =======         =======

Earnings per share:
     Basic                                          $  0.02         $  0.26           $  0.31         $  0.56
                                                    =======         =======           =======         =======
     Diluted                                        $  0.02         $  0.25           $  0.30         $  0.53
                                                    =======         =======           =======         =======

Weighted average shares outstanding:
     Basic                                           13,247          13,126            13,407          13,636
                                                    =======         =======           =======         =======
     Diluted                                         13,631          13,841            14,158          14,207
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

                         ITEM I. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                    -------------------------------------
                                                                         2000                   1999
                                                                    -------------           -------------
Cash Flows from Operating Activities:
   Net income                                                          $  4,221                 $  7,583
   Adjustments to reconcile net income to net cash
   provided by operating activities -
      Depreciation and amortization                                       2,968                    2,615
      Changes in current assets and liabilities -
         Accounts receivable                                              1,438                   (4,188)
         Prepaid expenses and other current assets                          314                      599
         Accounts payable                                                (1,410)                     969
         Accrued expenses                                                (4,387)                     371
         Customer deposits                                                1,089                      236
         Deferred revenue                                                 3,000                    1,902
                                                                      ---------                 --------
         Net cash provided by operating activities                        7,233                   10,087
                                                                      ---------                 --------

Cash Flows From Investing Activities:
   Purchases of property and equipment                                   (3,153)                  (2,557)
   (Increase) decrease in other assets                                     (626)                     231
   Purchases of marketable securities                                   (68,121)                 (70,452)
   Maturities of marketable securities                                   73,375                   64,855
                                                                      ---------                 --------
         Net cash provided by (used in) investing activities              1,475                   (7,923)
                                                                      ---------                 --------

Cash Flows From Financing Activities:
   Proceeds from exercise of stock options                                5,524                      321
   Proceeds from employee stock purchase plan                               214                      278
   Purchases of treasury stock                                           (6,470)                 (10,217)
                                                                      ---------                 --------

         Net cash used in financing activities                             (732)                  (9,618)
                                                                      ---------                 --------

Effect of exchange rate differences on cash                                (318)                      21
                                                                      ---------                 --------

Net increase (decrease) in cash and cash equivalents                      7,658                   (7,433)

Cash and cash equivalents, beginning of period                           34,433                   31,759
                                                                      ---------                 --------
Cash and cash equivalents, end of period                              $  42,091                 $ 24,326
                                                                      =========                 ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for income taxes                       $   2,495                 $    826
                                                                      =========                 ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  Basis of Preparation

    The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 0-15578, that was filed with the Securities and Exchange Commission on March 7, 2000. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and nine month periods ended September 30, 2000 may not be indicative of the results that may be expected for the full fiscal year.



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

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


3.   Revenue Recognition (continued)

     Revenues for consulting services are recognized over the period in which services are provided and the revenue is fixed and determinable and collection is probable. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year.

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 was initially to become effective for calendar year end companies for the quarter ending March 31, 2000. However, the SEC in late June 2000 announced that they were delaying the effective date for SAB 101 until no later than the quarter ending December 31, 2000. On October 12, 2000 the SEC issued their final guidance regarding the implementation of SAB 101. The Company is currently in the process of evaluating the potential impact that SAB 101 may have on its revenue recognition policies and its results of operations. At this time, the Company is not able to reasonably determine the potential impact of the application of SAB 101 on its financial condition or results of operations.


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

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


5.  Earnings Per Share (continued)


                                                           Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                             -------------                        -------------
                                                         2000              1999              2000              1999
                                                        ------            ------            ------            ------
Basic weighted average shares outstanding               13,247            13,126            13,407            13,636
Effect of dilutive stock options                           384               715               751               571
                                                        ------            ------            ------            ------
Diluted weighted average shares outstanding             13,631            13,841            14,158            14,207
                                                        ======            ======            ======            ======


          For the three month periods ended September 30, 2000 and 1999, 1,953,013 and 1,598,573 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive. For the nine month periods ended September 30, 2000 and 1999, 1,276,724 and 1,607,478 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.


6. Comprehensive Income

The components of comprehensive income are as follows (in thousands):


                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                  ----------------------------        -----------------------------
                                                   2000                  1999          2000                   1999
                                                  -----                 ------        ------                 ------
Net income                                        $ 231                 $3,476        $4,221                 $7,583
Foreign currency translation adjustments            (24)                    36          (253)                    21
                                                  -----                 ------        ------                 ------
Comprehensive income                              $ 207                 $3,512        $3,968                 $7,604
                                                  =====                 ======        ======                 ======

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


7.  Segment and Geographic Information

    Product revenue from international sources totaled approximately $1.9 million and $3.9 million for the third quarter of 2000 and 1999, respectively, and totaled approximately $6.7 million and $8.7 million for the nine month periods ended September 30, 2000 and 1999 respectively. The Company's revenue from international sources was primarily generated from customers located in Europe and Asia/Pacific. Substantially all of the Company's product revenue for the periods presented was shipped from its headquarters located in the United States.

    The following table represents the Company's percentage of product revenue by geographic region from customers for the three month and nine month periods ended September 30, 2000 and 1999:

                                  Three Months Ended                        Nine Months Ended
                                     September 30,                            September 30,
                                     -------------                            -------------
                                  2000           1999                      2000           1999
                                 -----          -----                     -----          -----
        U.S.                      83.2%          72.2%                     81.3%          77.1%
        Europe                     9.6           23.0                      13.4           19.8
        Asia/Pacific               6.6            2.1                       3.0            1.9
        Other                      0.6            2.7                       2.3            1.2
                                 -----          -----                     -----          -----
          Total                  100.0%         100.0%                    100.0%         100.0%
                                 -----          -----                     -----          -----

  Substantially all of the company's assets are located in the United States.

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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2000 and 1999

     Total revenue for the third quarter of 2000 decreased approximately $1.6 million, or 6.5%, to $22.5 million compared to the same period in 1999, while total revenue for the first nine months of 2000 increased approximately $4.1 million, or 6.2%, to $70.4 million compared to the same period in 1999.

     Product revenue for the third quarter of 2000 decreased approximately $2.9 million, or 21.0%, to $11.1 million compared to the same period in 1999, while product revenue for the first nine months of 2000 decreased approximately $2.2 million, or 5.9%, to $35.6 million compared to the same period in 1999. The decreases in the third quarter and nine months of 2000 were due to decreased product shipments in the third quarter of 2000 compared to the same period in 1999 resulting from a slowdown in Unison(R) system sales and a longer than expected sales cycle associated with the Company's new Ensemble(TM) software suite.

     Cost of product revenue for the third quarter of 2000 decreased approximately $612,000, or 22.9%, to $2.1 million compared to the same period in 1999. Cost of product revenue for the first nine months of 2000 decreased approximately $989,000 or 13.9%, to $6.1 million compared to the same period in 1999. The decreases were due to lower product shipments in the third quarter and first nine months of 2000 compared to the same periods in 1999.

     Service revenue for the third quarter of 2000 increased approximately $1.4 million, or 13.8%, to $11.4 million compared to the same period in 1999. Service revenue for the first nine months of 2000 increased approximately $6.4 million, or 22.4%, to $34.8 million compared to the same period in 1999. The increases in service revenue were primarily due to the growth in the Company's installed customer base, resulting in increased new and renewed contract maintenance and professional services revenue as well as increased implementation revenue for the first nine months of 2000 compared to the same period in 1999.

     Cost of service revenue for the third quarter of 2000 increased approximately $1.3 million, or 24.9%, to $6.5 million compared to the same period in 1999. Cost of service revenue for the first nine months of 2000 increased approximately $2.2 million, or 14.2%, to $18.0 million compared to the same period in 1999. The increases during the third quarter and first nine months of 2000 were due primarily to increased headcount and payroll and related expenses compared to the same periods in 1999.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



     Research, development and engineering expenses increased approximately $557,000, or 16.6%, to $3.9 million for the third quarter of 2000 as compared to the same period in 1999. Research, development and engineering expenses increased approximately $2.1 million, or 21.9%, to $11.7 million for the first nine months of 2000 compared to the same period in 1999. These increases were primarily due to increased headcount and payroll and related expenses, including additional recruiting, training and equipment needed for the increased headcount in the first nine months of 2000 compared to the same period in 1999.

     Selling, general and administrative (SG&A) expenses increased by approximately $1.2 million, or 12.9%, to $10.7 million for the third quarter of 2000 compared to the same period in 1999. SG&A expenses increased by approximately $4.3 million, or 15.9%, to $31.3 million for the first nine months of 2000 compared to the same period in 1999. The increase for the third quarter of 2000 was attributable to increases in headcount and payroll and related expenses compared to the same period in 1999. The increase for the first nine months of 2000 is due primarily to increases in headcount and payroll and related expenses, increased expenses associated with new international subsidiaries and increased marketing program expenses for advertising and promotion of the Company's Ensemble(TM) product compared to the same period in 1999.

     Other income in 2000 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income increased 39.2% for the third quarter of 2000 compared to the same period in 1999, and increased 49.8% for the first nine months of 2000 compared to the same period in 1999.
The increase for the third quarter and first nine months of 2000 is primarily due to the higher average cash, cash equivalents and marketable securities balances and higher average yields compared to the same periods in 1999.

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

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $42.1 million, as well as its marketable securities of approximately $25.5 million. At December 31, 1999, the Company's cash and cash equivalent balances were approximately $34.4 million and its marketable securities were approximately $30.8 million. The increase in the cash and cash equivalent balances and the decrease in marketable securities balances results from the Company not reinvesting certain investments as they mature, to allow the Company to have adequate liquidity to fund repurchases of common stock under the Company's stock repurchase program. During the third quarter of 2000, the Company used approximately $6.5 million to repurchase 681,500 shares of its common stock.

     Net cash provided by operating activities for the first nine months of 2000 was approximately $7.2 million, compared to approximately $10.1 million for the first nine months of 1999. The decrease in cash provided by operating activities for the first nine months of 2000 was due primarily to lower net income and a decrease in accrued expenses of approximately $4.4 million partially offset by a decrease in accounts receivable of approximately $1.4 million for the period.

     The Company's primary investing activities were purchases and maturities of marketable securities and purchases of property and equipment. Purchases and maturities of marketable securities generated a net cash inflow of approximately $5.3 million during the first nine months of 2000, compared to a net cash outflow of approximately $5.6 million during the same period in 1999. The reason for the decrease in the marketable securities balances results from the Company not reinvesting certain investments as they mature, to allow the Company to have adequate liquidity to fund repurchase of its common stock under the Company's stock repurchase program. Property and equipment purchases were approximately $3.2 million during the first nine months of 2000, compared to approximately $2.6 million during the same period in 1999.

     Cash used in financing activities during the first nine months of 2000 totaled approximately $732,000, and was primarily attributable to the repurchase of 681,500 shares of the Company's common stock, which was partially offset by cash provided from exercises of stock options and purchases of stock through the Company's employee stock purchase plan.

     At September 30, 2000, the working capital of the Company increased to approximately $68.5 million from approximately $66.1 million as of December 31, 1999. This increase was primarily attributable to the higher total cash balance resulting from the cash provided from operations and the proceeds from the exercise of stock options during the first nine months of 2000.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



     Management believes, based on its current operating plan, that the Company's existing cash, cash equivalents and marketable securities balances and cash generated from operations are sufficient to meet the Company's cash requirements for the next twelve months.



YEAR 2000 IMPACT

     For the first nine months of 2000, the Company has not yet experienced any material problems with its computer systems relating to distinguishing twenty-first century dates and twentieth century dates, which generally are referred to as Year 2000 problems. The Company is also not aware of any material Year 2000 problems with its customers or vendors. Accordingly, the Company does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems.

                     ITEM 3:  QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISKS



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     As of September 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Standards
(SFAS) No. 107. All of the Company's investments are short-term; commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.


Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months and nine months period ended September 30, 2000. The Company does not currently engage in foreign currency hedging activities.


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

                         PART II. OTHER INFORMATION
                                  (Continued)


Item 1.  Legal Proceedings

            There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits

         Exhibit
         Number       Description of Exhibit
         ------       ----------------------

          10          Transition and Retention Agreement for
                      Alphonse M. Lucchese, Chairman

          27          Article 5 - Summary Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DAVOX CORPORATION


Date:  November 13, 2000                  By: /s/ David M. Sample
                                              -------------------
                                              David M. Sample
                                              President and Chief
                                              Executive Officer (Principal
                                              Executive Officer)



Date: November 13, 2000                   By: /s/ Michael J. Provenzano III
                                              -----------------------------
                                              Michael J. Provenzano III
                                              Vice President of Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer)