Form 10-K
period 2000-12-31
DAVOX CORP
filed 2001-03-15
CIK 811640

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

               For the fiscal year ended December 31, 2000

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

                         Common Stock, $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes     X                    No _______
                                      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value, as of March 7, 2001 of Common Stock held by non-affiliates of the registrant: $73,671,774 based on the last reported sale price on the National Market System as reported by Nasdaq on that date.

Number of shares of Common Stock outstanding at March 7, 2001: 12,644,910

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such Proxy Statement are incorporated by reference in Part III.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Statements set forth herein may contain "forward-looking" information that involves risks and uncertainties. Actual future financial or operating results may differ materially from such forward-looking statements. Statements indicating that the Company "expects," "estimates," "believes," "is planning," or "plans to" are forward-looking, as are other statements concerning future financial or operating results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described throughout this filing, however the Company goes into greater detail under Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues that the Company may face.

Item 1. Business
----------------

General

Davox is a leading developer of customer interaction management (CIM) solutions that help companies more effectively manage customer interactions via the telephone, e-mail, and the Internet. Our solutions are used by more than 1,000 companies worldwide - including financial institutions, telecommunications firms, utilities, and retailers - to provide premium customer service, and to successfully establish and build valuable customer relationships.

The mission of Davox is to become the dominant global supplier of CIM solutions that provide companies with a competitive advantage in attracting and retaining valuable customers.

Davox was incorporated in Massachusetts in 1981 and reorganized in Delaware in 1982. The Company's common stock is listed on the NASDAQ National Market under the symbol "DAVX". The Company is headquartered in Westford, Massachusetts. The mailing address for the Company's headquarters is 6 Technology Park Drive, Westford, Massachusetts, 01886 and its telephone number is (978) 952-0200. Davox can also be contacted through its web site at www.davox.com.

Market Overview
---------------

The CIM software market includes, inbound routing and queuing of telephone calls, outbound call campaign management using predictive dialing technologies, automated e-mail response and various forms of real-time interactive Web-based customer contact. According to the market research firm Datamonitor, the global market for CIM solutions is projected to grow to $3.0 billion by 2003 from $1.2 billion in 1999, a 28% compound annual growth rate (CAGR).

Companies worldwide recognize the need to more effectively attract, retain and grow their customer base. In responding to this challenge, these companies are aggressively implementing customer relationship management (CRM) strategies. CRM strategies, as defined by the market research firm AMR Research, are designed to "attract and harvest a customer base by creating and supporting profitable customer relationships."

The customer contact center is a vital element of a CRM strategy. It is in the contact center where a representative of the company is actually communicating - through the telephone, e-mail or the Internet - with a customer. The quality of these interactions is a key element in successfully attracting and retaining customers.

To effectively manage communications with customers, a successful contact center must perform a number of critical functions, including the following:

 .    Provide the company's customer service representatives with all the information they need to quickly and accurately respond to customer inquiries received via the telephone, the Internet or through e-mail. This information could include order status, account balances, shipping information, previous purchase information, detailed product descriptions or any other information from various sources that could be relevant to serving customers.
 .    Maximize the productivity of the customer service representatives, ensuring that their time is used effectively. The cost of customer service representatives is one of the largest on-going expenses of a contact center.
 .    Provide customer service representatives with the ability to view a complete history of communications with a customer, whether via telephone, e-mail or the Internet.
 .    Provide managers with historical and real time reporting data to make effective decisions on how to allocate resources to maximize results.
 .    Intelligently route telephone calls and e-mails using business rules to the most appropriate customer service representative, in order to provide faster, more accurate service and reduce the need to transfer calls.
 .    Smoothly transfer calls, along with the customer data, from one customer service representative to another in order to save time and minimize the customer's inconvenience.
 .    Conduct proactive customer contact campaigns efficiently and targeted to the appropriate audience. o Provide a mechanism to escalate customer contact from the web to e-mail to voice as appropriate.

In evaluating CIM solutions, prudent companies are looking for suppliers who provide the following capabilities:

 .    Solutions that can manage customer contact over the telephone, e-mail and the Internet.
 .    Solutions that can enhance agent productivity, management control, and customer satisfaction.
 .    Solutions that can be integrated into the company's existing technology infrastructure and can add value to these existing investments.
 .    Solutions that can be implemented rapidly and expanded to meet growing needs.
 .    An ability to understand the needs of the contact center and reliably service and support the solution.

The Company believes that it provides these capabilities and that its solutions can have a significant positive impact through increased revenues, reduced operating costs, increased agent productivity and enhanced customer service.

Principal Products and Applications
-----------------------------------

Davox's product strategy is focused on its two major product lines:
Ensemble(TM)Customer Contact Suite and Unison(R) Call Management System.

Ensemble(TM) Customer Contact Suite
Ensemble is a comprehensive CIM solution. The system integrates inbound call routing, outbound call management, seamless call blending, e-mail response management, Internet-based communications, agent desktop automation, and historical and real-time reporting capabilities. Ensemble is a modular platform, making it possible for companies to deploy the product in stages and to increase functionality as their needs expand.

Ensemble is comprised of the following modules:

     . Inbound - Manages inbound telephone calls by minimizing hold times, routing calls to specific agents, and presenting relevant customer information to those agents.
     . Outbound - Provides tools for proactive customer contact, including predictive and preview dialing, campaign and call list management, scheduled recalls, and automated messaging. These tools are designed to maximize agent productivity and effectively reach targeted customers.
     . Blend- Monitors telephone traffic and shifts agents between proactive customer contact activities and inbound call handling in order to minimize hold times and maximize agent productivity.
     . Desktop Automation - Provides customer service representatives with all the information they need to quickly and accurately respond to customers' inquiries coming in via the telephone, the Internet or through e-mail. This information could include order status, account balances, shipping information, previous purchase information, detailed product descriptions or any other information from various sources that could be relevant to serving customers. This functionality is marketed as LYRICall(TM), the Company's browser-based desktop automation software.
     . Reporting - Provides real-time and historical reporting capabilities that allow managers to make effective decisions on how to allocate resources within the contact center and maximize results. This reporting information covers all customer contact channels including telephone, e-mail and the Internet.
     . E-mail response - Allows companies to respond more quickly, accurately and consistently to a high volume of e-mail inquiries from customers and prospects. This feature automatically routes e-mail to the appropriate agent, responds automatically or suggests responses to frequent inquiries, and generates reports on e-mail response service levels and agent productivity.
     . Web call-back - Provides companies with a means to enhance their web sites to communicate more effectively with customers and prospects. This feature allows a customer or prospect reviewing a company's web site to click on an icon, fill out a contact form, and initiate a call from the company to the customer or prospect.

Ensemble has been available for shipment within North America since December 1999 and within other international markets since the second quarter of 2000.

Unison(R) Call Management System
Introduced in 1993, the Unison(R) Call Management System is designed to automate proactive customer contact activities. It manages outbound and call-blending applications and provides high-productivity tools to increase the number of calls handled and the quality of each customer contact. Unison is used primarily in customer contact centers handling credit/collections, telemarketing, and fundraising campaigns.

Unison provides key outbound call management functionality, including predictive and preview dialing, campaign and call list management, scheduled recalls, automated messaging, real-time filtering, system alerts, and voice/data transfers. The Unison system also provides a graphical management console that monitors critical functions and displays information about calling campaigns. The LYRICall agent desktop automation software, described earlier, can be used with the Unison call management system.

Markets and Distribution Channels
Davox products and services are sold worldwide through multiple distribution channels, including a direct sales force, distributors and resellers.

North American Operations
In North America, Davox sells its products primarily through a direct sales force. Davox's headquarters is in Westford, Massachusetts with sales offices located throughout the United States and Canada.

Davox account executives and solution consultants take a solutions-focused approach in working with prospective customers. Customer's business needs and integration requirements are clearly identified and defined before the sale, ensuring customer expectations are properly met on a timely basis. This consultative selling approach, combined with Davox's own Enterprise Solutions Services resources for application development and integration, ensure that the right solution is quickly deployed to meet customer requirements.

In addition to direct sales in North America, Davox uses authorized resellers to provide additional market coverage and revenue contribution. The primary resellers include Siemens Information & Communication Networks, Inc., SBC Global Services Inc. and Verizon Communications Inc.

International Operations
During 2000, the Company expanded its sales presence in key geographic areas of the world, establishing subsidiaries in Brazil and Australia, and a branch office in Japan. In addition, the Company has a direct sales presence in the United Kingdom (London), Germany (Frankfurt), Singapore, and Mexico (Mexico
City). The Company currently plans to continue to expand its direct sales presence in the international marketplace.

In addition to its direct sales presence in the international marketplace, Davox licenses its products through indirect channels, utilizing distributors and resellers. These indirect channel partners not only have the ability to resell Davox's product, but also have substantial skills in systems consulting, integration, and support to meet customer requirements.

In connection with sales outside the United States, some Davox products are subject to regulation by foreign governments, which requires the Company to follow certain telecommunications and safety certification procedures for some countries. Failure to obtain necessary local country approvals or certifications will restrict Davox's ability to sell into some countries. In addition, other factors including, but not limited to currency rate fluctuation, import/export restrictions, political and economic instabilities and other unknown or unforeseen eventualities, may affect international sales.

International product revenue was approximately $8.4 million, $10.8 million and $9.7 million, or approximately 18%, 20% and 18% of all product revenue in 2000, 1999, and 1998, respectively.

In 2000, the Company derived 84% of its product revenue from North America; 12% from Europe, the Middle East, and Africa; 3% from Asia Pacific; and 1% from Latin America.

Support Services
The Company offers a full line of warranty, service and support options in all of its geographic markets. Central to the Company's maintenance service offerings is its Worldwide Support Center located at Davox headquarters in Westford, Massachusetts. The Company also operates satellite support offices in Slough, United Kingdom, and Mexico City, Mexico. From these locations, Davox support professionals manage telephone, Internet and e-mail requests from customers for information and support. Using state-of-the-art case management and diagnostic tools, the support centers provide end-to-end problem resolution.

Davox's contract coverage includes access to Davox's support web site for case logging, interactive problem resolution, periodic product maintenance updates and various levels of support, including 24 hour x 365 day priority phone support, problem escalation and on-site hardware maintenance requests.

The Company offers a tiered support program for its distributor channel. Included in this program are periodic maintenance updates to distributors' enrolled end-user base, access to Davox's distributor web site, escalated support for distributor personnel, recommended training curriculums and a spare parts repair/exchange program.

Davox contracts hardware support with independent third-party service providers who are recognized for quality support and customer care practices. By contracting with third party providers for hardware support, Davox can more effectively focus on developing and supporting its software applications.

The Company believes that it has adequate resources internally and externally in order to provide services to its customers and partners in the event services from these third party organizations should cease in any manner; however, loss of any one of these relationships could materially adversely affect Davox's ability to provide support to its customers and partners in the geographic region covered by such organizations until a substitute source could be found.

Davox's Educational Services offers a variety of courses designed to provide customer contact centers with the skills and knowledge needed to enhance productivity and raise the level of service they deliver to their customers. Davox training facilities are located in Acton, Massachusetts; Richardson, Texas; and Slough, United Kingdom. The Company also offers customized courses delivered on-site at customer locations.

The Company's Enterprise Solutions Services group provides consulting and integration services to Davox customers. This organization offers consulting expertise on agent desktop automation, database integration, call flow automation, project management and other services to help customer contact centers enhance the productivity and value of their Davox systems. These services focus on both the traditional customer contact center as well as the emerging e-business markets.

Services revenue accounted for $47.1 million, or 50% of the Company's total revenue in 2000. This is an increase of $8.5 million from $38.6 million or 42% of the Company's total revenue in 1999. The Company's services revenue for 1999 increased $3.5 million from $35.1 million or 39% of the Company's total revenue in 1998. These increases were due primarily to increased demand for consulting and implementation services as well as increased maintenance revenue associated with the Company's growing customer base.

Suppliers

While the majority of the Company's hardware needs are met by readily available off-the-shelf technology, a small portion remains proprietary. Third-party contractors manufacture these proprietary hardware components, and the Company believes there are many qualified vendors for these services. The Company's production process consists primarily of product staging, quality assurance, final test and systems integration, which typically occurs at its Westford facility.

The Company attempts to maintain multiple sources of supply for key components and believes it has adequate sources for its expected needs. While any of these sources could be replaced if necessary, the Company might face significant delays in establishing replacement sources or in modifying its products to incorporate replacement components or software code. There can be no assurance that the Company will not suffer delays resulting from non-performance by its vendors or cost increases due to a variety of factors, including component shortages or changes in laws or tariffs applicable to items imported by the Company.

Strategic Partnerships

A complete CRM system is extremely complex and usually entails integration with existing telecommunications systems, databases and front office applications to adequately meet customer requirements. Currently, no vendor provides all the requisite elements for a fully integrated CRM system.

To meet this challenge and to increase its market opportunity, Davox has undertaken strategic partnerships with various complementary technology and platform vendors. These partners include Sun Microsystems, Kana Communications, Siebel Systems, NICE Systems, FaceTime Communications, IEX Corporation, Witness Systems, and Microsoft Corporation.

In November 1999, Davox entered into a technology licensing agreement and a global reseller agreement with Kana Communications (Kana), a leading provider of online customer communications solutions based in Palo Alto, California. Under the terms of these agreements, Davox has integrated selected Kana technology into its Ensemble customer contact suite, and it has secured rights to resell Kana's online customer communications products.

Competition

Davox currently competes in the CIM market. In this market, the Company currently competes with, among others, Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Cisco System's Intelligent Contact Management product line, Aspect Communications, eShare Communications and Avaya, Inc.

The Company believes that it has a number of advantages over its competitors in the areas of product functionality, integration, deployment time and customer service and support.

Certain of the Company's current and potential competitors are larger companies that have greater financial, technical and marketing resources. It is possible that competitors could produce products that perform the same or similar functions as those performed by the Company's products. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current or prospective customers. Accordingly, it is likely that new competitors or alliances among such competitors will emerge and may rapidly acquire significant market share, which would have a material adverse effect on the Company's business, financial condition and results of operations. In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological change, changing customer requirements and competitive pressures. Increased competition could make it more difficult for the Company to maintain its market presence.

Significant Customers

Davox has more than 1,000 customers that are located worldwide and represent a cross-section of industries. For the year ended December 31, 2000, no customer represented more than 10% of total revenue. For the year ended December 31, 1999, AT&T was the Company's largest single customer, accounting for approximately 12% of total revenue. In 1998, Lucent Technologies, Inc., a reseller of Davox products, was the Company's single largest customer, accounting for approximately 13% of total revenue. Total revenue from the Company's top three customers amounted to approximately 16%, 24% and 24% of total revenue in 2000, 1999, and 1998, respectively. The Company believes that its dependence on any end-user customer or reseller is not likely to increase significantly as its products continue to be accepted by both existing customers and new accounts in major industries worldwide.

Research, Development and Engineering

The Company's product development efforts are aimed at designing and developing customer contact center software that meets software industry standards and incorporates technologies and features that the Company believes its customers require. Most of the Company's products are developed internally by research and development teams located at the Company's headquarters in Westford, Massachusetts, and at a satellite development facility located in Richardson, Texas. The Company also licenses certain technology and intellectual property rights from third parties. The Company believes that by establishing mutually beneficial relationships with third-party technology companies it can provide its customers with emerging technologies in the most timely and cost-effective manner.

The Company's continued success depends on, among other factors, maintaining close working relationships with its customers, business partners and resellers and anticipating and responding to their evolving applications needs. The Company is committed to the development of new products, the improvement of existing products, and the continued evaluation of new technologies.

The Company spent $16.0 million on research and development in 2000, compared with $13.3 million in 1999 and $12.1 million in 1998. This represented approximately 17%, 14%, and 14%, respectively, of total revenue in each of those years. The Company currently expects to increase its investment in research and development during 2001 in an effort to continue to expand the market for the Ensemble product suite.

In addition, the Company did not capitalize any of its software development costs in 2000, 1999, or 1998, as the additional development costs incurred to bring the Company's products to a commercially acceptable level after technological feasibility has been established are not significant.

Selling, General and Administrative

During 2000, the Company's selling, general and administrative expenses increased as the expansion of international locations continued. New offices were opened in Brazil, Australia and Japan. Also driving the increase in selling, general and administrative expense were increased marketing expense and increased salary-related expenses associated with a growth in employees. During 2000, Davox increased its investment in global marketing and promotion to increase awareness and demand for its products. Marketing activities include print advertising, Internet-based marketing, seminars, trade shows and press and analyst relations.

Intellectual Property

The Company relies on a combination of patent, copyright, trademark, contract and trade secret laws to establish and protect its proprietary rights in its technology. The Company owns and licenses a number of patents relating to predictive dialing, real-time telecommunication management, client/server computer telephony software, and user interfaces. Software products are furnished under software license agreements that grant customers licenses to use, rather than to own, the products. The license agreements contain provisions protecting the Company's ownership of the underlying technology. Upon commencement of employment, employees execute a non-disclosure and invention assignment agreement under which inventions developed during the course of employment will, at the election of the Company, be assigned to the Company and which further prohibits disclosure of confidential Company information. There can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that Davox's competitors will not independently develop technologies that are substantially equivalent or superior to Davox's technology. See also "Item 3-Legal Proceedings." Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.

Employees

As of December 31, 2000, the Company had 498 employees worldwide, of whom 19 were engaged in operations; 333 in sales, marketing and customer support; 92 in research, development and engineering; and 54 in administrative functions. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company considers its relations with its employees to be good.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements may include, but are not limited to a discussion of expected financial and operating results and expected results of the company's marketing efforts and product strategy. Such forward-looking statements involve risks and uncertainties which may adversely impact whether or not such forward-looking statements come true. In particular, but without limitation, statements, using words such as "expects", "anticipates", "believes", "plans to", "is planning" or "estimates" may be considered forward-looking. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

The Company's future results may be subject to substantial risks and uncertainties. The Company purchases certain equipment for its products from third-party suppliers and licenses certain components of its software code from a number of third-party vendors. While the Company believes that third-party equipment and software vendors could be replaced if necessary, the Company might face significant delays in establishing replacement sources or in modifying its products to incorporate replacement components or software code. There can be no assurance that the Company will not suffer delays resulting from non-performance by its vendors or cost increases due to a variety of factors, including component shortages. The Company uses third-party service providers and co-providers to fulfill its hardware support obligations and professional services with its customers, therefore risks associated with third-party service provider or co-provider availability or price increases could cause results to be impacted. While the Company believes that its currently contracted service providers and co-providers are adequate at this time, the Company may face significant delays in establishing replacement providers for such services.

In addition, when integrating third party equipment or software, inherent risks and uncertainties are present at the early stages of the products life cycle as a result of the need for live customer environment testing. For example, the Company has recently integrated Kana technology into its Ensemble solution, however such integrated product is in early tests. Depending upon the results of the field testing, risks and uncertainties could arise relating to the financial and operating results based upon the sales of Ensemble that have the integrated Kana technology.

The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the financial position and results of operations of the Company.

The Company's products and their use are subject to a variety of laws, rules and regulations. Although the Company's customers must comply with most of these laws, rules and regulations, there is no guarantee that such laws, rules and regulations will not be expanded. An expansion could prohibit certain customer uses of the Company's products, which may significantly delay or prohibit the Company's sale or licensing of its technology. For instance, any banning of predictive dialers would have a materially adverse impact on the

Company's operating and financial results.

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

The CIM and outbound call management industries are extremely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

Additionally, the Company's quarterly and annual financial and operating results are affected by a wide variety of factors that could materially adversely affect revenue and profitability, including: general economic conditions; the timing of customer orders; the Company's ability to introduce new products on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; effects of litigation described in Item 3-Legal Proceedings; the ability to hire and retain key personnel and fluctuations in the tax rates assessed upon Davox.

International revenues are expected to continue to account for a significant portion of the Company's total revenues in future periods. International sales are subject to certain inherent risks, including, but not limited to those risks discussed in this section and elsewhere in the Form 10-K: unexpected changes in regulatory requirements and tariffs; difficulties in staffing and managing foreign operations; longer payment cycles; problems in collecting accounts receivable; exchange rate fluctuations; potentially adverse tax treatment, and the inability to expand distribution channels. As a result of the foregoing and other factors, the Company may experience material fluctuations in future financial and operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, results of operations and stock price.

Item 2. Properties
------------------
The Company's corporate offices are located at an 85,000 square foot, two-story building in Westford, Massachusetts. The facility is occupied under a lease that expires in September 2008. The Company also leases a Richardson, Texas facility of approximately 26,000 square feet, which expires in January 2002. In addition, the Company leases facilities for sales and service offices in eight states as well as in Canada, the United Kingdom, Mexico, Singapore, Germany, Brazil and Japan. The current aggregate annual rental payments for all of the Company's facilities are approximately $2.7 million.

Item 3. Legal Proceedings
-------------------------
In 1998, a customer of Davox was sued for patent infringement by Manufacturing Administration and Management Systems, Inc. (MAMS) alleging that the customer's use of a computer driven automated dialer infringes MAMS's patent. Under Davox's contract with this customer, Davox is obligated to defend and indemnify such customer against any such claims. In the third quarter of 1998, Davox sued MAMS in federal court in the Eastern District of New York in an action entitled "Davox Corporation v. Manufacturing Administration and Management Systems, Inc.". In the lawsuit, Davox is seeking a declaratory judgment that its products do not infringe the MAMS patent or, in the alternative, that the MAMS patent is invalid. Davox believes that MAMS's assertions of patent infringement are without merit, and Davox will vigorously pursue this action against MAMS. While the outcome of this litigation cannot be predicted with certainty at this time, management does not believe that the outcome will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Item 4A. Executive Officers of the Registrant
---------------------------------------------
The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

Mr. David M. Sample (52) serves as President, Chief Executive Officer and a Director. He joined Davox in a part time role in October 2000 and assumed the role of President and Chief Executive Officer on November 7, 2000. Prior to joining the Company, Mr. Sample was President, Chief Operating Officer and Director of ABT Corporation from September 1998 through August 2000. In addition, he was President, Chief Executive Officer and Chairman of the Board of Directors of PSDI from March 1997 through May 1998. Mr. Sample was also Senior Vice President at Hyperion Software from July 1986 until March 1997, and he held various management positions at Control Data Corporation.

Mr. Jeffrey E. Anderholm (44) serves as Executive Vice President, Product Group. Since joining Davox in January 1999, Mr. Anderholm has held positions of Vice President of Marketing and Senior Vice President of Marketing. Prior to joining Davox, Mr. Anderholm was the Vice President of Marketing for Art Technology Group from February 1997 through November 1998, Vice President, Electronic Channel Development at Fidelity Investments from January 1996 through January 1997 and a variety of marketing roles of increasing responsibility at Lotus Development Corporation from March 1984 through December 1995.

Mr. Anthony A. Colangelo (52) serves as Executive Vice President, Worldwide Sales and International Operations. Mr. Colangelo became Executive Vice President of Davox in December 2000, and is responsible for worldwide sales and international operations. Prior to joining Davox, Mr. Colangelo served as Senior Vice President for ABT Corporation from February 1999 through August 2000, Vice President of North American Sales and Global Sales Operations for Hyperion Software from December 1987 through January 1999, and he held management positions at Total Micro Solutions and Control Data Corporation.

Mr. Mark Donovan (46) serves as Senior Vice President, Operations and Customer Services. Since joining Davox in 1983, Mr. Donovan has held management positions including Vice President, Customer Service from June 1992 through June 1994. Prior to joining Davox, Mr. Donovan held various management positions with Applicon, Inc. and Raytheon Corporation.

Mr. Paul R. Lucchese (34) serves as Vice President, General Counsel and Secretary. Since joining Davox in October 1994, Mr. Lucchese has held positions including director of contracts administration and legal counsel from June 1998 to December 1998 and associate general counsel and contracts manager from October 1994 until June 1998. Prior to his position at Davox, Mr. Lucchese served as legal counsel for Iris Graphics, Inc.

Mr. James F. Mitchell (54) serves as Chief Technical Consultant. He is a founder of the Company and has served as Senior Vice President and Chief Technical Officer since 1983. From September 1993 to August 1994, Mr. Mitchell managed the domestic sales operations of the Company and from 1981 to 1983, he was Vice President, Engineering of the Company. Prior to joining Davox in 1981, Mr. Mitchell served as Manager of Systems Development at Applicon, Inc., a producer of CAD/CAM products.

Mr. Michael J. Provenzano III (31) serves as Vice President of Finance, Chief Financial Officer and Treasurer. Mr. Provenzano joined Davox in November 1999 as corporate controller. Prior to joining Davox, Mr. Provenzano held positions of increasing responsibility at Arthur Andersen LLP from September 1992 through November 1999, including experienced audit manager in the high technology practice.

Mr. Mark Zabroske (41) serves as Vice President of North American Sales. Mr. Zabroske joined Davox in October 1997 as Vice President of Sales for the Southern Region and also served as Director of North American Sales from January 2000 through July 2000. Prior to joining Davox, Mr. Zabroske held positions of increasing responsibility over more than 15 years, including Regional Manager at Bell South from July 1994 through September 1997.

Officers are elected by and serve at the discretion of the Board of Directors.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Davox's common stock has been traded on the Nasdaq National Stock market under the symbol "DAVX" since its initial public offering on April 28, 1987. Prior to that date, there was no public market for Davox's common stock. The following table sets forth the range of high and low closing sale prices per share of common stock on the Nasdaq National Market for each quarter of the years ended December 31, 2000 and 1999 as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ). During 1997, the Company effected a three for two stock split through the issuance of a 50% stock dividend. All share and per share amounts affected by this split, that are contained in this report on Form 10-K have been retroactively adjusted for all periods presented.

                                                    Fiscal 2000
                                             High                  Low
                                             -------------------------

                  First Quarter                  $39.00         $19.00
                  Second Quarter                 $28.00         $ 9.63
                  Third Quarter                  $14.19         $ 7.75
                  Fourth Quarter                 $10.63         $ 6.13

                                                     Fiscal 1999
                                             High                  Low
                                             -------------------------

                  First Quarter                  $10.13          $5.94
                  Second Quarter                 $13.50          $6.00
                  Third Quarter                  $17.13          $9.75
                  Fourth Quarter                 $25.50         $12.38


     As of March 7, 2001, there were approximately 380 holders of record of the Company's common stock and approximately 4,378 beneficial shareholders of the Company's common stock.

     In January 1999, the Board of Directors authorized the purchase of up to three million shares of the Company's common stock at such times when the Company deems such purchases to be an effective use of cash. In October 2000, the Company's Board of Directors increased the total number of shares authorized to be repurchased under the repurchase program from three million to six million. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company's stock option plans. Under the stock repurchase program, shares may be repurchased, at management's discretion, from time to time at prevailing prices in the open market. As of December 31, 2000, the Company had repurchased 2,261,700 shares under this repurchase program.

     The Company has never paid cash dividends on its common stock and has no present intentions to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

     The Company has not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data
--------------------------------

               The following table sets forth certain condensed consolidated financial data for each of the five years in the period ended December 31, 2000:


                                                                           Years Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                    2000             1999           1998 (a)          1997 (a)         1996 (a)
                                                    ----             -----          --------          --------         --------
                                                                   (In Thousands, Except Per Share Amounts)
Condensed Consolidated Statement of Operations Data:
    Total revenue                                 $ 94,256          $92,354           $88,948           $83,554          $57,098
    Cost of revenue                                 32,817           30,710            30,114            28,029           22,230
                                                  --------        ---------          --------          --------        ---------
         Gross profit                               61,439           61,644            58,834            55,525           34,868
    Research, development and
        engineering expenses                        16,009           13,259            12,086            10,418            6,734
    Selling, general and

        administrative expenses                     42,753           37,077            34,841            29,710           19,704
                                                  --------        ---------          --------          --------        ---------
    Non-recurring merger costs                           -                -             1,926                 -              -
     Income from operations                          2,677           11,308             9,981            15,397            8,430
     Other income, net                               4,037            2,815             2,941             2,031            1,217
                                                  --------        ---------          --------          --------        ---------
     Income before provision
         for income taxes                            6,714           14,123            12,922            17,428            9,647
      Provision for income taxes                     2,081            2,118             4,393             2,507            1,014
                                                  --------        ---------          --------          --------        ---------
         Net income                               $  4,633          $12,005           $ 8,529           $14,921          $ 8,633
                                                  ========        =========          ========          ========        =========
Earnings per share:
         Basic                                    $   0.35          $  0.89           $  0.60           $  1.15          $  0.72
                                                  ========        =========          ========          ========        =========
         Diluted                                  $   0.33          $  0.85           $  0.58           $  1.05          $  0.64
                                                  ========        =========          ========          ========        =========
Weighted average shares outstanding:

         Basic                                      13,236           13,531            14,130            12,940           11,947
                                                  ========        =========          ========          ========        =========
         Diluted                                    13,945           14,165            14,822            14,270           13,593
                                                  ========        =========          ========          ========        =========


                                                                                 December 31,
                                               ----------------------------------------------------------------------------------
                                                    2000              1999             1998 (a)          1997 (a)         1996 (a)
                                               ----------------------------------------------------------------------------------
                                                                                (In Thousands)
Condensed Consolidated Balance Sheet Data:
    Working capital                                $66,585            $66,085           $62,756           $52,847          $21,129
    Total assets                                   102,180             99,043            89,423            81,560           44,478
    Long-term obligations                           - - -              - - -              - - -               297           - - -
    Redeemable Preferred Stock                      - - -              - - -              - - -             13,911           8,480
    Stockholders' equity                            75,738             72,514            69,327            44,464           16,890

(a) Historical financial information has been restated to reflect the combination of Davox and AnswerSoft in 1998 accounted for as a pooling of interests and the 3-for-2 stock split effected in the form of a stock dividend payable to shareholders of record on May 13, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, as more fully described under "Certain Factors That May Affect Future Results." Actual results may differ materially.

The following table sets forth, for the periods indicated, the percentage of revenue represented by items as shown in the Company's Consolidated Statements of Income. This table should be read in conjunction with the Selected Financial Data, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein.

                                                           Percentage of Total Revenue For The
                                                                Years Ended December 31,
                                                        2000                1999                1998
                                                        --------------------------------------------
Product revenue                                          50.0%              58.2%               60.5%
Service revenue                                          50.0               41.8                39.5
                                                        --------------------------------------------
   Total revenue                                        100.0              100.0               100.0

Cost of revenue                                          34.8               33.3                33.8
                                                        --------------------------------------------
   Gross profit                                          65.2               66.7                66.2

Research, development
and engineering expenses                                 17.0               14.4                13.6

Selling, general and
Administrative expenses                                  45.4               40.1                39.2

Non-recurring merger costs                                  -                  -                 2.2
                                                        --------------------------------------------
   Income from operations                                 2.8               12.2                11.2

Other income, net                                         4.3                3.1                 3.3
                                                        --------------------------------------------
   Income before provision
   for income taxes                                       7.1               15.3                14.5

Provision for income taxes                                2.2                2.3                 4.9
                                                        --------------------------------------------
   Net income                                             4.9%              13.0%                9.6%
                                                          ===               ====                 ===

         Total revenue was approximately $94.3 million, $92.4 million and $88.9 million for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. Total revenue increased 2.1% for the year ended December 31, 2000 compared to the same period in 1999 and increased 4.0% in fiscal year 1999 compared to fiscal year 1998. Total cost of revenue as a percentage of total revenue was 34.8% in fiscal year 2000, 33.3% in fiscal year 1999 and 33.8% in fiscal year 1998.

         Product revenue was approximately $47.1 million, $53.8 million and $53.8 million in fiscal years 2000, 1999 and 1998, respectively. Product revenue decreased 12.3% in 2000 due to a decrease in the number of product shipments as a result of a slowdown of Unison system sales and a longer sales cycle for Ensemble. Product revenue was unchanged in 1999 as compared to 1998.

         Cost of product revenue as a percentage of product revenue was 17.0%, 18.2%, and 19.5% in fiscal years 2000, 1999 and 1998, respectively. The decrease as a percentage of product revenue in 2000 and 1999 was due to the decrease in the number of product shipments that included the Company's Digital Communications Server Hardware as well as a continued decrease in the hardware content of the Company's products.

         Service revenue was approximately $47.1 million, $38.6 million, and $35.1 million in fiscal years 2000, 1999 and 1998, respectively. Service revenue increased 22.1%, 9.9% and 39.1% in 2000, 1999 and 1998, respectively. The increase in 2000 was due primarily to an increase in maintenance revenue related to the growth in the installed base of the Company's products in recent years and increased professional services revenue in 2000 as compared to 1999.

         Cost of service revenue as a percentage of service revenue was 52.6%, 54.2% and 55.8% in 2000, 1999 and 1998, respectively. The decreases as a percentage of service revenue were attributable to the growth in service revenue in 2000 and 1999, which exceeded the associated increases in the cost of servicing a larger customer installed base.

         In 2000, no single customer represented more than 10% of the Company's total revenue. Revenue from the Company's largest single customer in 1999 and 1998 was approximately 12%, and 13% of total revenue, respectively. Total revenue from the Company's three largest customers amounted to 16%, 24% and 24% of total revenue in 2000, 1999 and 1998, respectively. The Company intends to continue to broaden its base of existing and new customers by penetrating new markets, expanding its direct international sales force and using alternate channels of distribution, thereby decreasing its dependence on its largest end-user customers.

         Research, development and engineering expenses were approximately $16.0 million, $13.3 million and $12.1 million, representing 17.0%, 14.4% and 13.6% of total revenue during 2000, 1999 and 1998, respectively. The increase in 2000 was primarily attributable to an increase in employees and higher payroll and related expenses compared to 1999.

         Selling, general and administrative expenses were approximately $42.8 million, $37.1 million and $34.8 million, representing 45.4%, 40.1% and 39.2% of total revenue during 2000, 1999 and 1998, respectively. The increases in 2000 were mostly attributable to increased headcount, payroll and related expenses and the costs associated with the setup and expansion of the Company's international subsidiaries. The increases in 1999 were mostly attributable to increased bonus and commission expense and increased payroll and related expenses.

          For the year ended December 31, 1998, in connection with the merger with AnswerSoft, Inc., the Company incurred non-recurring merger transaction costs, primarily professional fees, of $1.3 million. In addition, the Company incurred non-recurring costs, primarily severance and lease termination costs, of $597,000 related to the integration of the two businesses.

          Other income, derived primarily from investments in commercial paper, corporate bonds, Eurodollar bonds, and money market instruments increased 43.4% in 2000 and decreased 4.3% in 1999. The increase in 2000 was due primarily to the significant increase in the average cash and cash equivalent and marketable securities balances compared to the previous fiscal year. The decrease in 1999 was due to lower average cash balances as the Company repurchased approximately
1.3 million shares of its common stock at an aggregate cost of approximately $10.2 million during 1999.

Income Taxes

          The Company provided for income taxes at estimated annual effective tax rates of 31.0%, 15.0% and 34.0% for 2000, 1999 and 1998, respectively. These rates are lower than the combined federal and state statutory tax rates due primarily to the utilization of net operating loss and tax credit carryforwards and benefits derived from the Company's foreign sales corporation. The Company's 2000 and 1999 effective tax rates also reflect the utilization of net operating losses resulting from the Company's acquisition of AnswerSoft, Inc. in 1998.

Liquidity and Capital Resources

          As of December 31, 2000, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $61.8 million, and its marketable securities of approximately $9.0 million. As of December 31, 1999, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $34.4 million, and its marketable securities of approximately $30.8 million. The overall increase in cash and cash equivalents and marketable securities was due primarily to operating activities and sale and maturity of marketable securities.

          The Company's primary investing activities were purchases of property and equipment, and purchases and sales of marketable securities. Property and equipment purchases were approximately $4.8 million in 2000 compared to approximately $3.4 million and $3.4 million in 1999 and 1998, respectively. Purchases and sales of marketable securities generated a net cash inflow of approximately $21.8 million in 2000 compared to a net cash outflow of approximately $3.1 million and $3.9 million in 1999 and 1998, respectively.

          Cash used by financing activities in 2000 was approximately $2.7 million and resulted from the Company's repurchase of 935,300 shares of its common stock at an aggregate cost of approximately $8.6 million, mostly offset by proceeds generated from the exercise of stock options and shares purchased by employees under the Company's employee stock purchase plan.

         Cash used by financing activities in 1999 was approximately $9.2 million and resulted from the Company's repurchase of approximately 1.3 million shares of its common stock at an aggregate cost of approximately $10.2 million, partially offset by proceeds generated from the exercise of stock options and shares purchased by employees under the Company's employee stock purchase plan.

          Working capital as of December 31, 2000 was approximately $66.6 million as compared to approximately $66.1 million as of December 31, 1999. Total assets as of December 31, 2000 were approximately $102.2 million compared to approximately $99.0 million as of December 31, 1999. These increases were primarily attributable to increases in cash and cash equivalents due to the Company's favorable operating results and prepaid expenses, which was partially offset by decreases in marketable securities and accounts receivable.

          Management believes, based on its current operating plan, that the Company's existing cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet the Company's cash requirements for the next twelve months.

Impact of Inflation

         The Company believes that inflation did not have a material effect on the results of operations in 2000, 1999 and 1998.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

          As of December 31, 2000 and 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No.
107. The Company's investments are primarily short-term, Euro dollar bonds, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

          The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

          The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the years ending December 31, 2000, 1999, and 1998. Currently the Company does not engage in foreign currency hedging activities.

Item 8.  Consolidated Financial Statements and Supplementary Data
-----------------------------------------------------------------

Index to Consolidated Financial Statements and Financial Statement Schedule
--------------------------------------------------------------------------------

                                                                                Page
                                                                                ----
Report of Independent Public Accountants                                        23

Consolidated Balance Sheets as of December 31,
         2000 and 1999                                                          24

Consolidated Statements of Income for the Years

         Ended December 31, 2000, 1999 and 1998                                 25

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2000, 1999
         and 1998                                                               26

Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2000, 1999 and 1998                                 27

Notes to Consolidated Financial Statements                                      28

Report of Independent Public Accountants on Financial
         Statement Schedule                                                     46

Schedule II - Valuation and Qualifying Accounts                                 47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Davox Corporation:

          We have audited the accompanying consolidated balance sheets of Davox Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Davox Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                   /s/ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 19, 2001

                       DAVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                            December 31,
                    ASSETS                                                          2000                     1999
                                                                                 ---------                ---------
Current assets:
         Cash and cash equivalents                                               $  61,758                $  34,433
         Marketable securities, at amortized cost                                    8,999                   30,770
         Accounts receivable, net of reserves of
               $2,255 and $1,631 in 2000 and
               1999, respectively                                                   14,195                   20,320
         Prepaid expenses and other current assets                                   4,564                    2,280
         Deferred tax assets                                                         3,511                    4,811
                                                                                 ---------                ---------
               Total current assets                                                 93,027                   92,614
Property and equipment, net                                                          5,863                    5,050
Other assets                                                                         3,290                    1,379
                                                                                 ---------                ---------
                                                                                 $ 102,180                $  99,043
                                                                                 =========                =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                        $   5,450                $   5,733
         Accrued expenses                                                            8,092                   11,815
         Customer deposits                                                           5,914                    3,515
         Deferred revenue                                                            6,986                    5,466
                                                                                 ---------                ---------
               Total current liabilities                                            26,442                   26,529
Commitments and contingencies  (Note 6)
Stockholders' equity:
         Common stock, $0.10 par value  -
            Authorized - 30,000 shares
            Issued - 14,556 shares                                                   1,456                    1,456
         Additional paid-in capital                                                 82,676                   74,691
         Accumulated foreign currency translation adjustments                         (299)                     (17)
         Retained earnings                                                          10,988                    6,355
                                                                                 ---------                ---------
                                                                                    94,821                   82,485
            Less - Treasury stock, 1,927 and 1,298 shares, at cost,
                      in 2000 and 1999, respectively                               (19,083)                  (9,971)
                                                                                 ---------                ---------
                Total stockholders' equity                                          75,738                   72,514
                                                                                 ---------                ---------
                                                                                 $ 102,180                $  99,043
                                                                                 =========                =========

               The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)

                                                                        For the Years Ended December 31,
                                                                     2000              1999             1998
                                                                     ----              ----             ----
Product revenue                                                    $ 47,135          $ 53,757         $ 53,818
Service revenue                                                      47,121            38,597           35,130
                                                                   --------          --------          -------
      Total revenue                                                  94,256            92,354           88,948
                                                                   --------          --------          -------

Cost of product revenue                                               8,012             9,809           10,510
Cost of service revenue                                              24,805            20,901           19,604
                                                                   --------          --------          -------
      Total cost of revenue                                          32,817            30,710           30,114
                                                                   --------          --------          -------
      Gross profit                                                   61,439            61,644           58,834
                                                                   --------          --------          -------

Operating expenses:
Research, development and engineering                                16,009            13,259           12,086
Selling, general and administrative                                  42,753            37,077           34,841
Non-recurring merger related transaction costs                            -                 -            1,329
Non-recurring merger related integration costs                            -                 -              597
                                                                   --------          --------          -------
      Total operating expenses                                       58,762            50,336           48,853
                                                                   --------          --------          -------
      Income from operations                                          2,677            11,308            9,981
Other income (primarily interest), net                                4,037             2,815            2,941
                                                                   --------          --------          -------
      Income before provision for income taxes                        6,714            14,123           12,922
Provision for income taxes                                            2,081             2,118            4,393
                                                                   --------          --------          -------
      Net income                                                   $  4,633          $ 12,005          $ 8,529
                                                                   ========          ========          =======
Earnings per share:
        Basic                                                      $ $ 0.35          $   0.89           $ 0.60
                                                                   ========          =========         =======
        Diluted                                                    $   0.33            $ 0.85           $ 0.58
                                                                   ========          ========          =======
Weighted average shares outstanding:
        Basic                                                        13,236            13,531           14,130
                                                                   ========          ========          =======
        Diluted                                                      13,945            14,165           14,822
                                                                   ========          ========          =======

       The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In Thousands)

                                                      Accumulated                 Note
                                                        Foreign               Receivable
                                           Additional   Currency    Retained     Due                         Total
                         Common Stock       Paid-in   Translation  (Deficit)/    From    Treasury Stock  Stockholders' Comprehensive
                      Shares $ 10 Par Value  Capital  Adjustments   Earnings   Offices    Shares  Amount    Equity         Income
                    -------- -------------- --------- ------------ ----------  -------   -------- ------  -----------  -------------
BALANCE, December
31, 1997              12,040      $  1,204  $ 57,870    $      7   $ (14,179)  ($414)         3        ($24)    $44,464

Proceeds from
 exercise of stock
 options, including
 related tax benefit     452            45     1,507        ----        ----    ----       ----        ----       1,552
Proceeds from
 purchases under
 employee stock
 purchase plan            21             2       451        ----        ----    ----       ----        ----         453

Conversion of
  redeemable
  preferred stock
  into common stock    1,836           184    13,727        ----        ----    ----       ----        ----      13,911

Repayment of note
  receivable            ----          ----      ----        ----        ----     414       ----        ----         414

Translation
  adjustment            ----          ----      ----           4        ----    ----       ----        ----           4           4

  Net income            ----          ----      ----        ----       8,529    ----       ----        ----       8,529       8,529
                                                                                                                            -------
Comprehensive
   income for
   the year ended
   December 31, 1998    ----          ----      ----        ----        ----    ----       ----        ----        ----       8,533
                                                                                                                            =======

                     -------      --------  --------    --------   ---------   ------    -------    -------     -------
BALANCE, December
31, 1998              14,349         1,435    73,555          11      (5,650)      0          3         (24)     69,327

Proceeds from
 exercise of stock
 options, including
 related tax benefit     161            16       830        ----        ----    ----        (11)        100         946
Proceeds from
 purchases under
 employee stock
 purchase plan            46             5       306        ----        ----    ----        (20)        170         481

Purchase of
  treasury stock        ----          ----      ----        ----        ----    ----      1,326     (10,217)    (10,217)

Translation
  adjustment            ----          ----      ----         (28)       ----    ----       ----        ----         (28)        (28)

  Net income            ----          ----      ----        ----      12,005    ----       ----        ----      12,005      12,005
                                                                                                                            -------
Comprehensive
   income for
   the year ended
   December 31, 1999    ----          ----      ----        ----        ----    ----       ----        ----        ----     $11,977
                                                                                                                            =======
                     -------      --------  --------    --------   ---------   ------    -------    -------     -------
BALANCE, December
31, 1999              14,556         1,456    74,691         (17)      6,355    ----      1,298      (9,971)     72,514

Proceeds from
 exercise of stock
 options, including
 related tax benefit    ----          ----     4,207        ----        ----    ----       (405)      3,028       7,235
Proceeds from
 purchases under
 employee stock
 purchase plan          ----          ----        71        ----        ----    ----        (20)        143         214

Settlement of
  escrow shares         ----          ----     3,707        ----        ----    ----        119      (3,707)       ----

Purchase of
  treasury stock        ----          ----      ----        ----        ----    ----        935      (8,576)     (8,576)

Translation
  adjustment            ----          ----      ----        (282)       ----    ----       ----        ----        (282)       (282)


  Net income            ----          ----      ----        ----       4,633    ----       ----        ----       4,633       4,633
                                                                                                                            -------
Comprehensive
   income for
   the year ended
   December 31, 2000    ----          ----      ----        ----        ----    ----       ----        ----        ----     $ 4,351
                                                                                                                            =======
                     -------      --------  --------    --------   ---------   ------    -------  ---------     -------
BALANCE, December
  31, 2000            14,556      $  1,456  $ 82,676    $   (299)  $  10,988   $    -     1,927   $(19,083)     $75,738
                     =======      ========  ========    ========   =========   ======    =======  ========      =======

               The accompanying notes are an integral part of these consolidated financial statements.

                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                 For the Years Ended December 31,
                                                                             2000                 1999             1998
                                                                             ----                 ----             -----
Cash Flows From Operating Activities:
  Net income                                                                 $  4,633            $ 12,005         $   8,529
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Depreciation and amortization                                               3,968               3,606             3,356
     Tax benefit from the exercise of stock options                             1,649                 438               394
    Changes in current assets and liabilities -
         Accounts receivable                                                    6,158              (4,361)           (3,360)
         Prepaid expenses and other current assets                             (2,320)               (565)             (592)
         Deferred tax assets                                                    1,300                 876             3,632
         Accounts payable                                                        (283)                768              (282)
         Accrued expenses                                                      (3,661)              2,354            (1,376)
         Customer deposits                                                      2,392               1,623              (126)
         Deferred revenue                                                       1,527               1,688              (830)
                                                                              -------            --------         ---------
              Net cash provided by operating activities                        15,363              18,432             9,345
                                                                              -------            --------         ---------
Cash Flows From Investing Activities:
  Purchases of property and equipment                                          (4,761)             (3,358)           (3,406)
  Increase in other assets                                                     (1,911)                (85)             (464)
  Purchases of marketable securities                                          (68,121)            (84,073)          (82,400)
  Sales and maturities of marketable securities                                89,893              81,014            78,491
                                                                              -------            --------         ---------
              Net cash provided by (used in) investing activities              15,100              (6,502)           (7,779)
                                                                              -------            --------         ---------
Cash Flows From Financing Activities:
  Proceeds from exercise of stock options                                       5,586                 508             1,158
  Proceeds from employee stock purchase plan                                      214                 481               453
  Purchases of treasury stock                                                  (8,576)            (10,217)             ----
  Principal payments under long-term obligations                                 ----                ----              (475)
  Payment of note receivable from officer                                        ----                ----               414
                                                                              -------            --------         ---------
              Net cash (used in) provided by financing activities              (2,776)             (9,228)            1,550
                                                                              -------            --------         ---------
Effect of exchange rate differences on cash                                      (362)                (28)                4
                                                                              -------            --------         ---------
              Net increase in cash and cash equivalents                        27,325               2,674             3,120
Cash and cash equivalents, beginning of year                                   34,433              31,759            28,639
                                                                             --------            --------         ---------
Cash and cash equivalents, end of year                                       $ 61,758            $ 34,433         $  31,759
                                                                             ========            ========         =========
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for income taxes                                 $  2,508            $  1,363         $   1,487
                                                                             ========            ========         =========
  Cash paid during the year for interest                                     $   ----            $   ----         $      21
                                                                             ========            ========         =========
Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

  Conversion of redeemable preferred stock into common stock                 $   ----            $   ----         $  13,911
                                                                             ========            ========         =========
  Recoupment of acquisition escrow shares                                    $  3,707            $   ----         $    ----
                                                                             ========            ========         =========

       The accompanying notes are an integral part of these consolidated financial statements

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000
                            (Amounts In Thousands)

(1)   Operations and Significant Accounting Policies

      Davox Corporation (the Company) is a leading developer of customer interaction management solutions that help companies more effectively manage customer interactions via telephone, e-mail and the Internet. These systems are marketed directly, through joint marketing relationships and distribution agreements. The Company markets its systems to financial institutions, retailers, entertainment companies, telemarketing organizations, telecommunications and transportation companies and utilities.

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

      (c)  Revenue Recognition

      The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts, implementation, education and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position
(SOP) No. 97-2, Software Revenue Recognition and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from software license fees are generally recognized upon delivery provided that there are no significant post delivery obligations, persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. If acceptance is required beyond the Company's standard published specifications, software license revenue is recognized upon customer acceptance.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000
                                  (Continued)
                            (Amounts In Thousands)

(1)   Operations and Significant Accounting Policies (continued)

      (c)  Revenue Recognition (continued)

      SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for the delivered elements of a multiple-element arrangement. In such circumstances, the Company defers the fair value of the undelivered elements and recognizes, as revenue, the remaining value for the delivered elements.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin establishes guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement and accordingly there was no impact of adopting this new guidance in 2000.

      Revenues for consulting implementation and educational services are recognized over the period in which services are provided. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue.

      (d)  Cash, Cash Equivalents and Marketable Securities

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of commercial paper. Marketable securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. The Company's investments consist of held-to-maturity securities that are investments in Euro dollar, high-grade commercial paper instruments, corporate bonds and notes at December 31, 2000 and 1999. All of these investments are classified as current as they mature within one year.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)

(1)      Operations and Significant Accounting Policies (continued)

         (d)      Cash, Cash Equivalents and Marketable Securities (continued)


         At December 31, 2000 and 1999, marketable securities consisted of the following:

                                                           2000                                 1999
                                                           ----                                 ----
                                                   Market          Amortized          Market          Amortized
                                                   Value              Cost             Value             Cost
                                           --------------------------------------------------------------------------
Euro dollar bond
  (maturity 3-7 months)                            $------           $------            $4,204            $4,212
Commerical paper obligations
  (maturity 3-6 months)                             ------            ------            13,825            13,824
Corporate bonds
  (maturity 3-7 months)                              7,999             7,999            11,023            11,032
Medium & short-term notes
  (maturity 5 months)                                1,000             1,000             1,702             1,702
                                                     -----             -----             -----             -----
                                                    $8,999            $8,999           $30,754           $30,770
                                                    ======            ======           =======           =======

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)

(1)  Operations and Significant Accounting Policies (continued)

     (e)          Property and Equipment

         The Company provides for depreciation and amortization of property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives. The cost of property and equipment and their useful lives are summarized as follows:

                                                                                           December 31,
                                                                                           ------------
                                                           Estimated
Asset Classification                                       Useful Life                     2000                  1999
--------------------                                       -----------                    -----                  ----
Office equipment and software                              2-5 Years                    $20,965               $16,894
Rental and demonstration equipment                         2-3 Years                        316                   316
Furniture and fixtures                                     5 Years                        1,210                   943
Leasehold improvements                                     Life of Lease                    711                   289
                                                                                        -------               -------
                                                                                         23,202                18,442

                              Less-Accumulated depreciation and amortization             17,339                13,392
                                                                                        -------               -------
                                                                                        $ 5,863               $ 5,050
                                                                                        =======               =======

         (f)      Research and Development and Software Development Costs

         Research and development costs have been charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Leased, Sold, or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. Accordingly, all such software development costs have been expensed.

         (g)      Foreign Currency Translation

         The Company considers the functional currency of its foreign subsidiaries to be the local currency and, accordingly their financial information is translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries' financial statements are included as a component of stockholders' equity.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)

(1)      Operations and Significant Accounting Policies (continued)

         (h)      Earnings Per Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents using the treasury stock method.

         A reconciliation of basic and diluted weighted averages shares outstanding is as follows:

                                                                            For the years ended December 31,
                                                                            --------------------------------
                                                                              2000            1999            1998
                                                                              ----            ----            ----
         Basic weighted average shares outstanding                          13,236          13,531          14,130
         Effect of dilutive common stock equivalents                           709             634             692
                                                                            ------          ------          ------
         Diluted weighted average shares outstanding                        13,945          14,165          14,822
                                                                            ======          ======          ======

         In 2000, 1999 and 1998, 1,509, 1,657 and 1,484 common stock equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

         (i)      Concentration of Credit Risk

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company places its cash investments in several financial institutions. The Company has no significant off-balance sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. The Company had one customer as of December 31, 2000 with amounts due of approximately 11% and one customer as of December 31, 1999 with amounts due of approximately 19% of total accounts receivable respectively.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)

(1)  Operations and Significant Accounting Policies (continued)

         (j) Derivative Financial Instruments and Fair Value of Financial Instruments

         In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The adoption of these statements did not have a material impact on the Company's financial position or results of operations.

         The Company's financial instruments consist of cash equivalents, marketable securities, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2000 and 1999 due to the short-term nature of these instruments.

         (k)      Comprehensive Income

         SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. The Company has disclosed comprehensive income for all periods presented in the accompanying consolidated statements of stockholders' equity.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)

(2)      Acquisition of AnswerSoft, Inc.

         In May 1998, the Company acquired AnswerSoft, Inc. (AnswerSoft), a Richardson, Texas, developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384 shares of Davox common stock, including shares that were subject to outstanding AnswerSoft stock options and warrants. In December 2000, 119 shares of the Company's common stock held in escrow in connection with the acquisition were returned to the Company in settlement of a claim against AnswerSoft. The returned escrow shares were recorded in the accompanying consolidated statement of stockholders' equity using the book value price per share used to account for the acquistion. The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the Company's historical consolidated financial statements prior to the merger have been restated to include the financial position, results of operations and cash flows of AnswerSoft. In connection with the merger with AnswerSoft, the Company incurred non-recurring merger transaction costs (primarily professional fees) of $1,329. In addition, the Company incurred non-recurring costs (primarily severance and lease termination costs) of $597 related to the integration of the two businesses.

(3)      Accrued Expenses

         Accrued expenses consist of the following:

                                                                                  December 31
                                                                                  -----------
                                                                              2000                     1999
                                                                              ----                     ----
           Payroll and payroll related                                      $3,951                   $4,654
           Income taxes                                                      1,288                    1,654
           Sales and property taxes                                            829                    1,419
           Other                                                             2,024                    4,088
                                                                             -----                    -----
                                                                            $8,092                  $11,815
                                                                            ======                  =======

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)

(4)      401(k) Plan

         The Company maintains the Davox Corporation 401(k) Retirement Plan (the
Plan), which is a deferred contribution plan that covers all full-time employees over 21 years of age. Employees may join the Plan in the next quarterly enrollment period following their date of hire. The participants may make pretax deferred contributions to the Plan of up to 15% of the annual compensation, as defined. Contributions to the Plan by the Company are discretionary and are determined by the Board of Directors. The Company made discretionary contributions to the Plan of approximately $917, $777 and $315 for the years 2000, 1999 and 1998, respectively.

(5)      Income Taxes

         The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

The components of the provision for income taxes consist of the following:

                                               For the Years Ended December 31,
                                               -------------------------------
                                              2000             1999         1998
                                              ----             ----         ----
           Current:
           Federal                           $1,281          $1,270       $3,199
           State                                337           1,108          994
                                             ------          ------       ------
              Total current                   1,618           2,378        4,193
                                             ------          ------       ------
           Deferred:
           Federal                              379            (230)         153
           State                                 84             (30)          47
                                             ------          ------       ------
              Total deferred                    463            (260)         200
                                             ------          ------       ------
                                             $2,081          $2,118       $4,393
                                             ======          ======       ======

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)


(5)      Income Taxes (continued)


         The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 does not reflect approximately $1,649, $438 and $394, respectively, of tax benefits included in additional paid-in capital related to disqualifying dispositions and the exercise of non-qualified stock options.

         The approximate income tax effect of each type of temporary difference comprising the deferred tax asset is approximately as follows:

                                                      December 31,
                                                2000              1999
                                                ----              ----
Net operating loss carryforwards              $  152            $  332
Depreciation                                   1,472             1,215
Tax credit carryforwards                       2,445             1,762
Other temporary differences                    3,511             3,967
                                              ------            ------
                                               7,580             7,276
     Less-valuation allowance                  1,750             1,267
                                              ------            ------
                                              $5,830            $6,009
                                              ======            ======

Approximately $3,511 and $4,811 of the deferred tax assets are classified as current at December 31, 2000 and 1999, respectively. Approximately $2,319 and $1,198 of the deferred tax assets are classified as long-term and included in other assets as of December 31, 2000 and 1999, respectively.

At December 31, 2000, the Company has available net operating loss carryforwards and tax credit carryforwards of approximately $447 and $2,445, respectively. The operating loss carryforwards and tax credit carryforwards begin to expire in fiscal years 2008 and 2005, respectively.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)


(5)      Income Taxes (continued)



         The Company records a valuation allowance against its deferred tax asset to the extent management believes it is more likely than not that the asset will not be realized. As of December 31, 2000, the Company has provided a valuation allowance against certain of the Company's tax credit carryforwards due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain tax laws and regulations.

         A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                    2000        1999      1998
                                                    ----        ----      ----

Federal statutory tax rate                          34.0%       34.0%     34.0%
State income taxes, net of federal
     income tax benefit                              2.5         5.1       3.3
AnswerSoft merger expenses not
    deductible for tax purposes                      ---         ---       2.6
Change in valuation
    allowance/utilization of net
    operating loss and tax credit carryforwards     (3.7)      (24.9)     (3.8)
Foreign sales corporation benefit                   (2.8)       (1.7)     (1.0)
Other                                                1.0         2.5      (1.1)
                                                  ------      ------    ------
                                                    31.0%       15.0%     34.0%
                                                  ======      ======    ======

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)


 (6)     Commitments and Contingencies


         (a)      Operating Lease Commitments

         The Company leases its facilities and sales offices under operating leases that expire at various dates through September 2008. Pursuant to the lease agreements, the Company is responsible for maintenance costs and real estate taxes. Total rental expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $2,203, $1,720 and $1,771, respectively.

         Future minimum lease payments at December 31, 2000 are approximately as follows:

                   Years Ending December 31,               Amount
                   -------------------------              -------
                             2001                         $ 2,691
                             2002                           2,180
                             2003                           2,047
                             2004                           1,646
                             2005                           1,418
                         Thereafter                         3,718
                                                          -------
                                                          $13,700
                                                          =======
         (b)      Litigation

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

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)


(7)      Stockholders' Equity


         (a)      1986 Stock Plan

         The Company's 1986 Stock Plan (the 1986 Plan), administered by the Board of Directors, authorizes the issuance of a maximum of 3,696 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1986 Plan may be either non-statutory stock options or options intended to constitute incentive stock options under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options granted currently vest over a four-year period and expire ten years from the date of grant. As of December 31, 2000, there were options to purchase 463 shares of common stock outstanding under this 1986 Plan. The 1986 Plan terminated pursuant to its terms in September 1996.

         (b)      1994 Stock Plan

         In 1994, AnswerSoft's Board of Directors approved the adoption of an employee stock option plan (the AnswerSoft Plan), as amended, which authorized the grant of options to purchase up to 4,200 shares of AnswerSoft's common stock. The AnswerSoft Plan provided for the granting of options to eligible employees to purchase AnswerSoft's common stock at an exercise price of not less than 100% of the fair market value per share on the date of grant as determined by AnswerSoft's Board of Directors. The AnswerSoft Plan was administered by its Board of Directors, who determined the number of shares for which options will be granted, the effective dates of the grants, the option price and vesting schedules. All options under the AnswerSoft Plan have a ten year term and typically vested over four years from the effective date of the grant. All outstanding options became immediately and fully vested upon completion of the merger with Davox. The Company no longer grants options under the AnswerSoft Plan. As of December 31, 2000, there were options to purchase 0.7 shares of common stock outstanding under the AnswerSoft Plan.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                   (Continued)
                             (Amounts In Thousands)


(7)      Stockholders' Equity (continued)


         (c)      1996 Stock Plan

         The Company's 1996 Stock Plan (the 1996 Plan), administered by the Board of Directors, authorizes the issuance of a maximum of 2,700 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1996 Plan may be either nonstatutory stock options or options intended to constitute incentive stock options under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options currently vest over a four-year period. As of December 31, 2000, there were options to purchase 2,516 shares of common stock outstanding and 572 shares available for future grants under the 1996 Plan.

          (d)     2000 Stock Option Plan

         The Company's 2000 Stock Option Plan (the 2000 Plan), administered by the Board of Directors, authorizes the issuance of a maximum of 1,500 shares of common stock for the exercise of non-statutory stock options in connection with awards or direct purchases of stock. Stock options may be granted to employees or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options currently vest over a four-year period. As of December 31, 2000, there were options to purchase 556 shares of common stock outstanding and 944 shares available for future grants under the 2000 Plan.

          (e)     Directors Stock Option Plan

         The Company's 1988 Non-employee Director Stock Option Plan (the 1988
Plan), as amended, is administered by the Board of Directors and authorizes the issuance of a maximum of 600 shares of common stock for the exercise of options. The 1988 Plan provides for the automatic grant of options to purchase 60 shares of common stock to each newly elected non-employee director and additional option grants of 15 shares of common stock per biennial anniversary of election to the Board of Directors. Options granted under the 1988 Plan vest 25% per year beginning one year from the date of grant and expire five years from the date of grant. As of December 31, 2000, there were options to purchase 110 shares of common stock outstanding and 246 shares available for future grants under the 1988 Plan.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)


(7)     Stockholders' Equity (continued)


   (f)        Stock Option Plans Summary

       The following is a summary of the stock option activity for all plans for the years ended December 31, 2000, 1999 and 1998:

                                                                                Weighted
                                     Number of             Exercise              Average
                                      Options            Price Range          Exercise Price
                                      -------            -----------          --------------
Outstanding, December 31, 1997          2,457          $0.77 - $34.13              $14.11
     Granted                            1,124           2.01 -  34.12               18.48
     Exercised                           (452)          0.77 -  26.33                2.56
     Canceled                            (593)          0.77 -  34.13               21.72
                                        -----          --------------              ------
Outstanding, December 31, 1998          2,536           0.77 -  34.13               16.33
     Granted                              931           8.50 -  21.75               11.87
     Exercised                           (172)          0.77 -  20.75                2.95
     Canceled                            (246)          0.77 -  34.13               16.23
                                        -----          --------------              ------
Outstanding, December 31, 1999          3,049           0.77 -  34.13               15.73
     Granted                            1,814           6.50 -  29.50               13.24
     Exercised                           (405)          1.33 -  34.13               13.81
     Canceled                            (805)          6.50 -  34.13               18.30
                                        -----          --------------              ------
Outstanding, December 31, 2000          3,653          $0.77 - $34.13              $14.14
                                        =====          ==============              ======
Exercisable, December 31, 2000          1,518          $0.77 - $34.13              $15.94
                                        =====          ==============              ======
Exercisable, December 31, 1999          1,410          $0.77 - $34.13              $14.88
                                        =====          ==============              ======
Exercisable, December 31, 1998          1,124          $0.77 - $34.13              $11.09
                                        =====          ==============              ======

The range of exercise prices for options outstanding and options exercisable at December 31, 2000 are as follows:

                              Options Outstanding                                       Options Exercisable
                          Remaining            Number             Weighted           Number          Weighted
      Range of         Contractual Life          Of           Average Exercise         of         Average Exercise
  Exercise Prices         (in years)          Options               Price            Options            Price
-------------------------------------------------------------------------------------------------------------------
  $ 0.77 - $ 1.67            3.39               213                $ 1.66               213            $ 1.66
    2.00 -   2.33            3.74               156                  2.33               156              2.33
    3.25 -   4.75            3.47                37                  3.57                37              3.57
    6.17 -   9.00            9.30             1,320                  7.72               138              8.06
    9.56 -  13.06            9.38               325                 10.47                13             13.06
   14.63 -  21.75            7.60               556                 17.05               312             16.97
   24.33 -  34.13            7.09             1,046                 26.52               649             25.85
                                              -----                ------             -----            ------
                                              3,653                $14.14             1,518            $15.94
                                              =====                ======             =====            ======

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)

(7)  Stockholders' Equity (Continued)

     (g)   Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which a maximum of 0.8 shares of common stock may be purchased by eligible employees on an annual basis. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan. Shares are purchased through accumulation of payroll deductions (of not less than 0.5% nor more than 10% of compensation, as defined) for the number of whole shares, determined by dividing the balance in the employee's account by the purchase price per share, which is equal to 85% of the fair market value of the common stock, as defined. During 2000, 1999 and 1998, approximately 20, 66 and 21 shares, respectively, were purchased under the Purchase Plan.

     (h)   Accounting for Stock-Based Compensation

     The Company accounts for its stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the fair-value based method had been adopted, as well as certain other information.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted and shares issued under the Purchase Plan as of December 31, 2000, 1999 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)

(7)   Stockholders' Equity (Continued)

      (h)   Accounting for Stock-Based Compensation (continued)


      The assumptions used and the weighted average information for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                           Years ended December 31,
                                                           ------------------------
                                                    2000            1999               1998
                                                    ----            ----               ----
Risk-free interest rates                         5.17%-6.69%     4.60%-6.19%       4.18%-5.61%
Expected dividend yield                              -----           ----              -----
Expected lives                                    5.27 years      5.28 years        4.85 years
Expected volatility                                  69%            68%               69%
Weighted average grant date fair value of
   options granted during the period                $8.49          $7.35             $11.45
Weighted average remaining contractual
   life of options outstanding                    7.78 years      7.51 years        7.75 years

The effect of applying SFAS No. 123 would be as follows:

                                                       Years ended December 31,
                                                       ------------------------
                                                2000             1999              1998
                                                ----             ----              ----
Net income as reported                      $  4,633          $12,005            $8,529
                                            ========          =======            ======
Pro forma net income (loss)                 $ (4,412)         $ 5,994            $3,674
                                            ========          =======            ======

Earnings per share as reported:
    Basic                                   $   0.35          $  0.89             $0.60
                                            ========          =======             =====
    Diluted                                 $   0.33          $  0.85             $0.58
                                            ========          =======             =====
Pro forma earnings (loss) per share:

    Basic                                   $  (0.33)         $  0.44             $0.23
                                            ========          =======             =====
    Diluted                                 $  (0.32)         $  0.42             $0.22
                                            ========          =======             =====

                      DAVOX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                  (Continued)
                            (Amounts In Thousands)

(8)  Segment and Geographic Information

     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company views its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

     Product revenue from international sources were approximately $8,400, $10,800 and $9,700 in 2000, 1999 and 1998, respectively. The Company's revenue from international sources were primarily generated from customers located in Europe, Canada, Asia/Pacific and Latin America. Substantially all of the Company's product sales for the years ended December 31, 2000, 1999 and 1998 were shipped from its headquarters located in the United States.

     The following table represents the percentage of product revenue by geographic region from customers for fiscal years 2000, 1999 and 1998:

                                      2000        1999         1998
                                      ----        ----         ----
                  United States       82.2%       80.0%        82.0%

                  Europe              12.6        16.4          8.1

                  Asia/Pacific         3.1         2.7          3.5

                  Latin America        0.6         0.6          1.5

                  Canada               1.5         0.3          4.9
                                     -----       -----        -----

                  Total              100.0%      100.0%       100.0%
                                     =====       =====        =====

     Substantially all of the Company's assets are located in the United
States.

(9)  Significant Customers

     No single customer represented more than 10% of the total revenue in 2000. Revenue from the Company's largest single customer in 1999 was 12% and in 1998 the Company's largest single customer was 13% of total revenue respectively.

                      DAVOX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                  (Continued)

(10)  Quarterly Results of Operations (Unaudited)

     The following table presents a condensed summary of quarterly results of operations for The years ended December 31, 2000 and 1999:

                                   Year Ended December 31, 2000
                                   ----------------------------

                           First         Second       Third        Fourth
                          Quarter       Quarter      Quarter       Quarter
                          -------       -------      -------       -------
Total revenue            $26,383        $21,573      $22,479       $23,821

Gross profit              18,576         13,835       13,960        15,068

Net income               $ 3,607        $   383      $   231       $   412
                         =======        =======      =======       =======

Earnings per share:
              Basic      $  0.27        $  0.03      $  0.02       $  0.03
                         =======        =======      =======       =======
              Diluted    $  0.25        $  0.03      $  0.02       $  0.03
                         =======        =======      =======       =======

                                   Year Ended December 31, 1999
                                   ----------------------------

                           First         Second       Third         Fourth
                          Quarter       Quarter      Quarter       Quarter
                          -------       -------      -------       -------
Total revenue             $20,249       $22,008      $24,046       $26,051

Gross profit               12,778        14,500       16,205        18,161

Net income                $ 1,699       $ 2,408      $ 3,476       $ 4,422
                          =======       =======      =======       =======

Earnings per share:
              Basic       $  0.12       $  0.18      $  0.26       $  0.33
                          =======       =======      =======       =======
              Diluted     $  0.11       $  0.17      $  0.25       $  0.32
                          =======       =======      =======       =======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE


To Davox Corporation:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Davox Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated January 19, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 19, 2001

                      DAVOX CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

                                Balance at  Charged to   Deductions   Balance at
                                Beginning    Costs and     From         End of
                                 of Year     Expenses    Reserves       Year
                                 -------     --------    --------       ----
Accounts Receivable Reserves:

December 31, 2000                  $1,631     $1,018       $394        $2,255
December 31, 1999                   1,175        958        502         1,631
December 31, 1998                   1,134        315        274         1,175

Item 9. Changes In and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors

   The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2000 fiscal year ended December 31, 2000 under the heading "Election of Directors."

Executive Officers

    See Item 4A.

Item 11.  Executive Compensation
--------------------------------

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2000 fiscal year ended December 31, 2000, under the heading "Compensation and Other Information Concerning Directors and Officers."

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2000 fiscal year ended December 31, 2000, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

ITEM 13.  Certain Relationships and Transactions
------------------------------------------------

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's 2000 fiscal year ended December 31, 2000, under the headings "Principal Holders of Voting Securities" and "Election of Directors."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
------------------------------------------------------------------------

(a)  Financial Statements and Financial Statement Schedules

     1.   Financial Statements

     The following financial information is incorporated in Item 8 above:

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Income for the Years Ended
     December 31, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998

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

(b)  Reports on Form 8-K

     The Company did not file any Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

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

     4.01(2) Description of Capital Stock contained in the Registrant's Restated Certificate of Incorporation, as amended, filed as
                    Exhibit 3.01.

     10.01(2) Amended and Restated 1988 Non-Employee Director Stock Option Plan of the Registrant.

     10.02(2) Form of Option Agreement under the Registrant's 1988 Non-Employee Director Stock Option Plan.

     10.03(2)       1991 Employee Stock Purchase Plan, as amended.

     10.04(1)       1996 Stock Plan of the Registrant, as amended.

     10.05(1) Form of Incentive Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.06(1) Form of Non-Qualified Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.07          2000 Stock Option Plan of the Registrant.

     10.08 Form of Non-Qualified Stock Option Agreement under the Registrant's 2000 Stock Option Plan.

     10.09          Executive Compensation Plan.

     10.10(2) Lease agreement between Registrant and Michelson Farm Westford Technology Park VI Limited Partnership for Westford Technology Park Building Six.

     10.11(4) First Amendment to Lease by and between the Registrant and Michaelson Farm - Westford Technology Park Trust VI Limited Partnership for Westford Technology Park Building Six.

     10.12(4)(5)    Third-party service provider agreement between the
                    Registrant and Grumman Systems Support Corporation.

     10.13(4)(5)    OEM Agreement by and between the Registrant and Kana
                    Communications, Inc. dated as of November 16, 1999.

     10.14 Severance Agreement for David M. Sample, President and Chief Executive Officer.

     10.15 Severance Agreement for Jeffrey E. Anderholm, Executive Vice President, Product Group.

     10.16 Severance Agreement for Anthony A. Colangelo, Executive Vice President, Worldwide Sales and International Operations.

     10.17(4) Severance Agreement for Mark Donovan, Senior Vice President Operations & Customer Service.

     10.18(6) Transition and Retention Agreement for Alphonse M. Lucchese, Chairman.

     21.            Subsidiaries of the Registrant.

     23.            Consent of Arthur Andersen LLP.

(1) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.

(2) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1997.

(3) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1998.

(4) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1999.

(5)  Confidential treatment granted.  Redacted version previously filed.

(6) Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on the 9th day of March 2000.

                                        Davox Corporation

                                        By:    /s/ David M. Sample
                                           -----------------------
                                               David M. Sample
                                               Chief Executive Officer
                                                    and President



                               POWER OF ATTORNEY

Each person whose signature appears below this Annual Report on Form 10-K hereby constitutes and appoints David M. Sample and Paul R. Lucchese and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities (until revoked in writing) to sign all amendments (including post-effective amendments) to this Annual Report on Form 10-K of Davox Corporation, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


     Signature                            Title                       Date
     ---------                            -----                       ----



/s/ David M. Sample                  Chief Executive
--------------------              Officer and President
    David M. Sample                (Principal Executive
                                         Officer)                March 9, 2001


/s/ Michael J. Provenzano III       Vice President of
-----------------------------       Finance and Chief
    Michael J. Provenzano III       Financial Officer
                                   (Principal Financial
                                         Officer)                March 9, 2001


/s/ Alphonse M. Lucchese                 Director                March 9, 2001
------------------------
    Alphonse M. Lucchese


/s/ Michael D. Kaufman                   Director                March 9, 2001
----------------------
    Michael D. Kaufman


/s/ R. Scott Asen                        Director                March 9, 2001
-----------------
    R. Scott Asen


/s/ Peter Gyenes                         Director                March 9, 2001
----------------
    Peter Gyenes