Form 10-Q
period 2001-03-31
DAVOX CORP
filed 2001-05-11
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                                YES   X    NO  ___
                                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of May 10, 2000: 12,785,713 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:                                       Page No.
                                                                        -------

            Consolidated Balance Sheets as of
            March 31, 2001 and December 31, 2000                              3

            Consolidated Statements of Income
            for the Three Months Ended
            March 31, 2001 and 2000                                           4

            Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2001 and 2000                5

            Notes to Consolidated Financial Statements                    6 - 9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10 - 12


   Item 3.  Quantitative and Qualitative Disclosures About Market Risks      13


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                14

   Item 4.  Submission of Matters to a Vote of Security-Holders              14

   Item 5.  Other Information                                                14

   Item 6.  Exhibits and Reports on Form 8-K                                 14

            Signatures                                                       15

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)

                                                                        March 31,         December 31,
                                                                          2001               2000
                                                                        --------           --------
ASSETS                                                                (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents                                          $ 57,319           $ 61,758
     Marketable securities                                                11,443              8,999
     Accounts receivable, net of reserves of $1,759 and
          $2,255 in 2001 and 2000, respectively                           16,437             14,195
     Prepaid expenses and other current assets                             3,812              4,564
     Deferred tax assets                                                   3,511              3,511
                                                                        --------           --------
          Total current assets                                            92,522             93,027

Property and equipment, net                                                6,540              5,863
Other assets                                                               3,488              3,290
                                                                        --------           --------

                                                                        $102,550           $102,180
                                                                        ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $  6,021           $  5,450
     Accrued expenses                                                      6,947              8,092
     Customer deposits                                                     5,473              5,914
     Deferred revenue                                                      7,674              6,986
                                                                        --------           --------
          Total current liabilities                                       26,115             26,442

Stockholders' equity:
     Common stock, $.10 par value -
          Authorized - 30,000 shares
          Issued - 14,556 shares                                           1,456              1,456
     Additional paid-in capital                                           81,944             82,676
     Accumulated foreign currency translation adjustments                   (237)              (299)
     Retained earnings                                                    11,320             10,988
                                                                        --------           --------
                                                                          94,483             94,821

     Treasury stock, 1,778 and 1,927 shares, at cost, in
          2001 and 2000, respectively                                    (18,048)           (19,083)
                                                                        --------           --------

          Total stockholders' equity                                      76,435             75,738
                                                                        --------           --------

                                                                        $102,550           $102,180
                                                                        ========           ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         ITEM 1. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                          2001                2000
                                                          ----                ----
Product revenue                                          $11,903             $14,828
Service revenue                                           12,794              11,555
                                                         -------             -------
     Total revenue                                        24,697              26,383
                                                         -------             -------

Cost of product revenue                                    1,970               2,197
Cost of service revenue                                    7,073               5,610
                                                         -------             -------
     Total cost of revenue                                 9,043               7,807
                                                         -------             -------

     Gross profit                                         15,654              18,576
                                                         -------             -------

Operating expenses:
Research, development and engineering                      4,746               3,842
Selling, general and administrative                       11,365              10,170
                                                         -------             -------
     Total operating expenses                             16,111              14,012
                                                         -------             -------

     Income (loss) from operations                          (457)              4,564

Other income (primarily interest income)                     938                 901
                                                         -------             -------

     Income before provision for income taxes                481               5,465

Provision for income taxes                                   149               1,858
                                                         -------             -------

     Net income                                          $   332             $ 3,607
                                                         =======             =======

Earnings per share:
     Basic                                               $  0.03             $  0.27
                                                         =======             =======
     Diluted                                             $  0.03             $  0.25
                                                         =======             =======

Weighted average shares outstanding:
     Basic                                                12,683              13,404
                                                         =======             =======
     Diluted                                              13,230              14,552
                                                         =======             =======


  The accompanying notes are an integral part of these consolidated financial statements.

                         ITEM 1. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                         2001                     2000
                                                                         ----                     ----
Cash Flows from Operating Activities:
   Net income                                                          $    332                 $  3,607
   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities -
      Depreciation and amortization                                         983                      985
      Tax benefit from exercise of stock options                             16                      953
      Changes in current assets and liabilities -
         Accounts receivable                                             (2,243)                   2,776
         Prepaid expenses and other current assets                          752                      374
         Accounts payable                                                   571                     (160)
         Accrued expenses                                                (1,145)                  (1,440)
         Customer deposits                                                 (441)                    (994)
         Deferred revenue                                                   690                    3,022
                                                                       --------                 --------
            Net cash (used in) provided by operating activities            (485)                   9,123
                                                                       --------                 --------

Cash Flows From Investing Activities:
   Purchases of property and equipment                                   (1,662)                  (1,260)
   Increase in other assets                                                (198)                     (44)
   Purchases of marketable securities                                   (11,390)                 (20,450)
   Maturities of marketable securities                                    8,946                   26,531
                                                                       --------                 --------
           Net cash (used in) provided by investing activities           (4,304)                   4,777
                                                                       --------                 --------

Cash Flows From Financing Activities:
   Proceeds from exercise of stock options                                  316                    3,729
   Proceeds from employee stock purchase plan                               196                       --
   Purchases of treasury stock                                             (225)                      --
                                                                       --------                 --------
           Net cash provided by financing activities                        287                    3,729
                                                                       --------                 --------

Effect of exchange rate changes on cash and cash equivalents                 63                     (114)
                                                                       --------                 --------

Net (decrease) increase in cash and cash equivalents                     (4,439)                  17,515

Cash and cash equivalents, beginning of period                           61,758                   34,433
                                                                       --------                 --------
Cash and cash equivalents, end of period                               $ 57,319                 $ 51,948
                                                                       ========                 ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for income taxes                        $     55                 $  1,142
                                                                       ========                 ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 000-15578, that was filed with the Securities and Exchange Commission on March 15, 2001. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. The results of operations for the three-month period ended March 31, 2001 may not be indicative of the results that may be expected for the next quarter or the full fiscal year.

2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


3.   Revenue Recognition

     The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts, implementation, education and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position
(SOP) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue from software license fees are generally recognized upon delivery provided that there are no significant post delivery obligations, persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. If acceptance is required beyond the Company's standard published specifications, software license revenue is recognized upon customer acceptance.

     SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for the delivered elements of a multiple-element arrangement. In such circumstances, the Company defers the fair value of the undeliverable elements and recognizes, as revenue, the remaining value for the delivered elements.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

3.   Revenue Recognition (continued)

     Revenues for consulting, implementation and educational services are recognized over the period in which services are provided. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue.


4.   Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                             2001         2000
                                                             ----         ----

Basic weighted average shares outstanding                   12,683       13,404

Effect of dilutive stock options                               547        1,148
                                                            ------       ------

Diluted weighted average shares outstanding                 13,230       14,552
                                                            ======       ======

     For the three months ended March 31, 2001 and 2000, 1,685,359 and 307,274 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


5.   Comprehensive Income

The components of comprehensive income are as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                          2001           2000
                                                          ----           ----

Net income                                                $ 332         $3,607

Foreign currency translation adjustments                     63           (114)
                                                          -----         ------

Comprehensive income                                      $ 395         $3,493
                                                          =====         ======


6.   Segment and Geographic Information

     Product revenue from international sources totaled approximately $5.1 million and $3.0 million for the first quarter of 2001 and 2000, respectively. The Company's revenue from international sources was primarily generated from customers located in Europe, Canada, Asia/Pacific and Latin America. Substantially all of the Company's product revenue for the periods presented was shipped from its headquarters located in the United States.

     The following table represents the Company's percentage of product revenue by geographic region from customers for the three months ended March 31, 2001 and 2000:

                                                  Three Months Ended
                                                       March 31,
                                                       ---------
                                                 2001             2000
                                                 ----             ----

        U.S.                                     56.7%            79.7%
        U.K.                                     26.0             10.0
        Asia/Pacific                             13.5              1.7
        Europe                                    2.2              5.0
        Latin America                             1.0              0.5
        Canada                                    0.6              3.1
                                                -----            -----
        Total                                   100.0%           100.0%
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

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

     Total revenue for the first quarter of 2001 decreased approximately $1.7 million, or 6.4%, to $24.7 million compared to the same period in 2000.

     Product revenue for the first quarter of 2001 decreased approximately $2.9 million, or 19.7%, to $11.9 million compared to the same period in 2000. This decrease was principally due to the fact that the first quarter of 2000 was a record quarter for the Company driven by pent up demand from Y2K. There was an increase in the number of customers placing orders for new systems during the first quarter of 2000, after the successful passing of Y2K

     Cost of product revenue for the first quarter of 2001 decreased approximately $226,000, or 10%, to $2.0 million compared to the same period in 2000. As a percentage of product revenue, the cost of product revenue increased by 1.7% to 16.5% in the first quarter of 2001 compared to the same period in 2000. The decrease in the cost of product revenue and product gross margin was due primarily to the lower product revenue.

     Service revenue for the first quarter of 2001 increased approximately $1.2 million, or 10.7%, to $12.8 million compared to the same period in 2000. The increase in service revenue was due primarily to increased professional services revenue in the first quarter of 2001 compared to the same period in 2000 and an increase in maintenance revenue resulting from continued growth of the global customer base.

     Cost of service revenue for the first quarter of 2001 increased approximately $1.5 million, or 26.0%, to $7.1 million compared to the same period in 2000. As a percentage of service revenue, the cost of service revenue increased by 6.0% in the first quarter of 2001 compared to the same period in 2000. The increase during the first quarter of 2001 was due primarily to increased headcount and payroll and related expenses required to support the increased revenue compared to the same period in 2000.

     Research, development and engineering expenses increased approximately $904,000, or 23.5%, to $4.7 million for the first quarter of 2001 compared to the same period in 2000. The increase was primarily due to increased headcount and payroll related expenses and consulting costs compared to the same period in 2000.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Selling, general and administrative expenses increased by approximately $1.2 million, or 11.7%, to $11.4 million for the first quarter of 2001 compared to the same period in 2000. The increase in the first quarter of 2001 compared to the same period in 2000 was principally due to increased headcount and payroll related expenses and continuing investment in the international operations as the Company continues to expand its global presence.

     Other income in 2001 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income increased 8% for the first quarter of 2001 compared to the same period in 2000. This increase reflects the higher average investment balances in 2001 compared to 2000.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company is providing for income taxes in 2001 at an effective tax rate of 31%, which is lower than the combined federal and state statutory tax rates due primarily to net operating loss carryforwards, utilization of tax credits and benefits derived from the Company's foreign sales corporation.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $57.3 million, as well as its marketable securities of approximately $11.4 million. At December 31, 2000, the Company's cash and cash equivalent balances were approximately $61.8 million and its marketable securities were approximately $9.0 million. The overall decrease of approximately $2.0 million in the total cash and marketable securities balances was due primarily to increased operating expense and increased investment in property and equipment in the first quarter of 2001.

     Net cash used in operating activities for the first three months of 2001 was approximately $501,000 compared to cash provided by operating activities of approximately $8.2 million for the same period in 2000. The decrease in cash provided by operating activities for the first three months of 2001 was due primarily to less favorable operating results, a decrease in accrued expenses of approximately $1.1 million and an increase in accounts receivable of approximately $2.2 million for the period.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     The Company's primary investing activities were purchases and maturities of marketable securities and purchases of property and equipment. Purchases and maturities of marketable securities generated a net cash outflow of approximately $2.4 million during the first three months of 2001, compared to a net cash inflow of approximately $6.1 million during the same period in 2000. Property and equipment purchases were approximately $1.7 million during the first three months of 2001, compared to approximately $1.3 million during the same period in 2000.

     Cash provided by financing activities during the first three months of 2001 totaled approximately $303,000 and was generated from proceeds from exercises of stock options and from purchases of stock through the Company's employee stock purchase plan, which was partially offset by the repurchase of 20,000 shares of the Company's common stock for approximately $225,000. Cash provided by financing activities during the first three months of 2000 totaled approximately $4.7 million and was generated from proceeds from exercises of stock options.

     At March 31, 2001, the working capital of the Company decreased to approximately $66.4 million from approximately $66.6 million as of December 31, 2000.

     Management believes, based on its current operating plan, that the Company's existing cash and marketable securities balances and cash generated from operations are sufficient to meet the Company's cash requirements for the next twelve months.

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISKS



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     As of March 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Standards
(SFAS) No. 107. Substantially all, of the Company's investments are short-term; commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.


Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months ended March 31, 2001. Currently, the Company does not engage in foreign currency hedging activities.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results. The Company's future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, competition and competitive pricing pressures, technological change, new product introduction and market acceptance, the ability of Davox to attract and retain key personnel and general economic conditions in the United States and worldwide markets served by Davox; and those other factors discussed from time to time in Davox's public reports filed with the Securities and Exchange Commission, such as those discussed under "Certain Factors That May Affect Future Results" in Davox's quarterly reports on Form 10-Q and annual report on Form 10-K.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

            There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 2000.


Item 4.  Submission of Matters to a Vote of Security-Holders

            The annual meeting of security-holders of the Company was held on May 2, 2001. The number of directors was fixed at five and the following persons were elected as directors:

Nominee                Total Votes for Nominee     Total Votes Against Nominee

Alphonse M. Lucchese        11,837,190                      70,398
Michael D. Kaufman          11,843,133                      64,455
Walter J. Levison           11,751,633                     155,955
R. Scott Asen               11,566,093                     341,495
David M. Sample             11,453,779                     453,809


Item 5.  Other Information

         Proposal of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 6, 2001. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 20, 2001. In order to curtail any controversy as to the date, on which a proposal was received by the Company, it is suggested that proponents submit their proposal by Certified Mail, Return Receipt Requested.


Item 6.  Exhibits and Reports on Form 8-K

(a) No current reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DAVOX CORPORATION


Date:  May 5, 2001                      By: /s/ David M. Sample
                                            -------------------
                                            David M. Sample
                                            Chief Executive Officer
                                            and President (Principal
                                            Executive Officer)



Date: May 5, 2001                       By: /s/ Michael J. Provenzano III
                                           -----------------------------
                                           Michael J. Provenzano III
                                           Vice President of Finance
                                           and Chief Financial Officer
                                           (Principal Financial Officer)