Form 10-Q
period 2001-06-30
DAVOX CORP
filed 2001-08-10
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                              YES  X      NO ___
                                  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of August 9, 2001: 12,792,586 shares.

                       DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:                                      Page(s)
                                                                         -------
              Consolidated Balance Sheets as of
              June 30, 2001 and December 31, 2000                             3

              Consolidated Statements of Income
              for the Three Months and Six Months Ended
              June 30, 2001 and 2000                                          4

              Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2001 and 2000                 5

              Notes to Consolidated Financial Statements                  6 - 9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10 - 13

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risks                                              14 - 15


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              16

     Item 4.  Submission of Matters to a Vote of Security-Holders            16

     Item 5.  Other Information                                              16

     Item 6.  Exhibits and Reports on Form 8-K                               16

              Signatures                                                     17

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)


                                                      June 30,      December 31,
                                                        2001            2000
                                                      --------      ------------
                       ASSETS                        (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents                           $ 48,908       $ 61,758
  Marketable securities                                 22,215          8,999
  Accounts receivable, net of reserves of $2,117
    and $2,255 in 2001 and 2000, respectively           14,668         14,195
  Prepaid expenses and other current assets              4,099          4,564
  Deferred tax assets                                    3,511          3,511
                                                      --------       --------
     Total current assets                               93,401         93,027
                                                      --------       --------
Property and equipment, net                              6,699          5,863
Other assets                                             3,645          3,290
                                                      --------       --------
                                                      $103,745       $102,180
                                                      ========       ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  5,109       $  5,450
  Accrued expenses                                       7,582          8,092
  Customer deposits                                      5,524          5,914
  Deferred revenue                                       9,117          6,986
                                                      --------       --------
     Total current liabilities                          27,332         26,442
                                                      --------       --------

Stockholders' equity:
  Common stock, $0.10 par value -
     Authorized - 30,000 shares
     Issued - 14,556 shares                              1,456          1,456
  Additional paid-in capital                            81,647         82,676
  Accumulated foreign currency translation
    adjustments                                           (389)          (299)
  Retained earnings                                     11,929         10,988
                                                      --------       --------
                                                        94,643         94,821

  Treasury stock, 1,787 and 1,927 shares, at cost,
    in 2001 and 2000, respectively                     (18,230)       (19,083)
                                                      --------       --------
     Total stockholders' equity                         76,413         75,738
                                                      --------       --------
                                                      $103,745       $102,180
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

                         ITEM 1. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                          Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                          ------------------    ----------------
                                            2001      2000       2001     2000
                                          --------  -------     -------  -------
Product revenue                            $12,369  $ 9,700     $24,273  $24,527
Service revenue                             13,214   11,873      26,007   23,429
                                           -------  -------     -------  -------
  Total revenue                             25,583   21,573      50,280   47,956
                                           -------  -------     -------  -------

Cost of product revenue                      2,171    1,832       4,154    4,028
Cost of service revenue                      6,807    5,906      13,867   11,516
                                           -------  -------     -------  -------
  Total cost of revenue                      8,978    7,738      18,021   15,544
                                           -------  -------     -------  -------

  Gross profit                              16,605   13,835      32,259   32,412
                                           -------  -------     -------  -------

Operating expenses:
Research, development and engineering        4,966    3,967       9,712    7,809
Selling, general and administrative         11,438   10,359      22,803   20,529
                                           -------  -------     -------  -------
  Total operating expenses                  16,404   14,326      32,515   28,338


  Income (loss) from operations                201     (491)       (256)   4,074

Other income (primarily interest income)       683    1,072       1,621    1,972
                                           -------  -------     -------  -------

  Income before provision for income taxes     884      581       1,365    6,046

Provision for income taxes                     274      198         424    2,056
                                           -------  -------     -------  -------

  Net income                               $   610  $   383     $   941  $ 3,990
                                           =======  =======     =======  =======

Earnings per share:
  Basic                                    $  0.05  $  0.03     $  0.07  $  0.30
                                           =======  =======     =======  =======
  Diluted                                  $  0.05  $  0.03     $  0.07  $  0.28
                                           =======  =======     =======  =======

Weighted average shares outstanding:
  Basic                                     12,784   13,572      12,737   13,488
                                           =======  =======     =======  =======
  Diluted                                   13,218   14,320      13,229   14,412
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

                         ITEM 1. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
Cash Flows from Operating Activities:
  Net income                                          $    941  $  3,990
  Adjustments to reconcile net income to net cash
    provided by operating activities -
    Depreciation and amortization                        2,005     1,977
    Tax benefit from exercise of stock options             171       295
    Changes in current assets and liabilities -
      Accounts receivable                                  584     2,103
      Prepaid expenses and other current assets           (612)     (228)
      Accounts payable                                    (341)     (330)
      Accrued expenses                                    (501)   (4,592)
      Customer deposits                                   (390)      (67)
      Deferred revenue                                   2,130     3,202
                                                      --------  --------
        Net cash provided by operating activities        3,987     6,350
                                                      --------  --------

Cash Flows From Investing Activities:
  Purchases of property and equipment                   (2,834)   (2,196)
  Increase in other assets                                (354)     (607)
  Purchases of marketable securities                   (56,558)  (52,784)
  Maturities of marketable securities                   43,343    44,759
                                                      --------  --------
      Net cash used in investing activities            (16,403)  (10,828)
                                                      --------  --------

Cash Flows From Financing Activities:
  Proceeds from exercise of stock options                  327     4,870
  Proceeds from employee stock purchase plan               198        --
  Purchases of treasury stock                             (874)       --
                                                      --------  --------
      Net cash (used in) provided by financing
      activities                                          (349)    4,870
                                                      --------  --------

Effect of exchange rate changes on cash and
  cash equivalents                                         (85)     (287)
                                                      --------  --------

Net (decrease) increase in cash and cash equivalents   (12,850)      105

Cash and cash equivalents, beginning of period          61,758    34,433
                                                      --------  --------
Cash and cash equivalents, end of period              $ 48,908  $ 34,538
                                                      ========  ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for income taxes        $    227  $  2,429
                                                      ========  ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  Basis of Preparation

    The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 000-15578, that was filed with the Securities and Exchange Commission on March 15, 2001. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and six month periods ended June 30, 2001 may not be indicative of the results that may be expected for the next quarter or the full fiscal year.


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

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

3.  Revenue Recognition (continued)

    Revenues for consulting, implementation and educational services are recognized over the period in which services are provided. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year. Amounts collected from customers prior to satisfying the revenue recognition criteria are reflected as deferred revenue in the accompanying balance sheet.


4.  Earnings Per Share

    Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows (in thousands):

                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         ------------------   ------------------
                                           2001      2000       2001      2000
                                         --------  --------   --------  --------
Basic weighted average shares
  outstanding                             12,784    13,572     12,737    13,488

Effect of dilutive stock options             434       748        492       924
                                         --------  --------   --------  --------

Diluted weighted average shares
  outstanding                             13,218    14,320     13,229    14,412
                                         ========  ========   ========  ========

    For the three months ended June 30, 2001 and 2000, 1,587,607 and 1,254,639 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive. For the six months ended June 30, 2001 and 2000, 1,611,107 and 610,720 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


5.  Comprehensive Income

    The components of comprehensive income are as follows (in thousands):

                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         ------------------   ------------------
                                           2001      2000       2001      2000
                                         --------  --------   --------  --------
Net income                                $  610    $  383     $  941    $3,990

Foreign currency translation adjustments    (151)     (116)       (90)     (229)
                                         -------   -------    -------   -------

Comprehensive income                      $  459    $  267     $  851    $3,761
                                         =======   =======    =======   =======

6.  Segment and Geographic Information

    Product revenue from international sources totaled approximately $4.3 million and $1.8 million for the three months ended June 30, 2001 and 2000 respectively and $9.4 million and $4.8 million for the first six months of 2001 and 2000, respectively. The Company's revenue from international sources was primarily generated from customers located in the United Kingdom, Europe and Asia/Pacific. Substantially all of the Company's product revenue for the periods presented was shipped from its headquarters located in the United States.

    The following table represents the Company's percentage of product revenue by geographic region from customers for the three months and six months ended June 30, 2001 and 2000:

                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         ------------------   ------------------
                                           2001      2000       2001      2000
                                         --------  --------   --------  --------
United States                              65.5%    81.3%       61.3%     80.3%
United Kingdom                             17.4     12.6        21.7      11.2
Europe                                      6.6      2.6         4.4       3.9
Asia/Pacific                               10.5      1.1        11.9       1.5
Latin America                                --      1.6         0.4       0.9
Canada                                       --      0.8         0.3       2.2
                                          -----    -----       -----     -----
  Total                                   100.0%   100.0%      100.0%    100.0%
                                          =====    =====       =====     =====

  Substantially all of the Company's assets are located in the United States.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


7.  New Accounting Standards

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

    In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142. The Company must adopt SFAS No. 142 on January 1, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

8.  Subsequent Events

    In July 2001, the Company completed a 10% reduction in its workforce, resulting in a pretax charge to operations of approximately $1.0 million, which will be recorded in the third quarter of 2001.

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

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 and 2000

    Total revenue for the second quarter of 2001 increased approximately $4.0 million, or 18.5%, to $25.6 million compared to $21.6 million for the same period in 2000. Total revenue for the first six months of 2001 increased approximately $2.3 million, or 4.8%, to $50.3 million compared to $48.0 million for the same period in 2000.

    Product revenue for the second quarter of 2001 increased approximately $2.7 million, or 27.5%, to $12.4 million compared to the same period in 2000. Product revenue for the first six months of 2001 decreased approximately $0.3 million, or 1.0%, to $24.3 million compared to the same period in 2000. This increase in product revenue for the second quarter of 2001 was due principally to an increase in the number of sales of the Company's Ensemble(TM) product and continued strong international sales. The decrease in product revenue for the first six months of 2001 compared to 2000 was due to lower sales of the Company's Unison product, which was partially offset by the increase in Ensemble(TM) product sales.

    Cost of product revenue for the second quarter of 2001 increased approximately $0.3 million, or 18.5%, to $2.2 million compared to the same period in 2000. Cost of product revenue for the first six months of 2001 increased approximately $0.1 million, or 3.1%, to $4.2 million compared to the same period in 2000. The cost of product revenue increase for the three and six month periods in 2001 is related to higher material and operating costs compared to the same periods in 2000.

     Service revenue for the second quarter of 2001 increased approximately $1.3 million, or 11.3%, to $13.2 million compared to the same period in 2000.
Service revenue for the first six months of 2001 increased approximately $2.6 million, or 11.0%, to $26.0 million compared to the same period in 2000. The increase in service revenue for the three and six months ended June 30, 2001 was primarily due to the growth in the Company's installed customer base, resulting in increased new and renewed contract maintenance revenue as compared to the same periods in 2000.

    Cost of service revenue for the second quarter of 2001 increased approximately $0.9 million, or 15.3%, to $6.8 million compared to the same period in 2000. Cost of service revenue for the first six months of 2001 increased approximately $2.4 million, or 20.4%, to $13.9 million compared to the same period in 2000. The increases during the second quarter and first six months of 2001 were due primarily to increased headcount, payroll and related expenses, and increased costs related to the international expansion of the Company's support and services organizations to better serve our international customers.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Research, development and engineering expenses increased approximately $1.0 million, or 25.1%, to $5.0 million for the second quarter of 2001 as compared to the same period in 2000. Research, development and engineering expenses increased approximately $1.9 million, or 24.4%, to $9.7 million for the first six months of 2001 compared to the same period in 2000. The three and six month period increases for research, development and engineering expenses were primarily due to increased headcount and payroll and related expenses in 2001 compared to the same periods in 2000.

    Selling, general and administrative (SG&A) expenses increased by approximately $1.1 million, or 10.4%, to $11.4 million for the second quarter of 2001 compared to the same period in 2000. SG&A expenses increased by approximately $2.3 million, or 11.1%, to $22.8 million for the first six months of 2001 compared to the same period in 2000. The increases in SG&A for the second quarter and first six months of 2001 compared to the same periods in 2000 were principally due to increased headcount and payroll related expenses and continuing investment in the international operations as the Company continues to expand its global presence.

    Other income in 2001 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income decreased 36.3% for the second quarter of 2001 compared to the same period in 2000 and decreased 17.8% for the first six months of 2001 compared to the same period in 2000. The decreases for the second quarter of 2001 and first six months of 2001 were due to the lower average investment balances combined with lower interest rates and investment yields compared to the same periods in 2000.

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


LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2001, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $48.9 million, as well as its marketable securities of approximately $22.2 million. At December 31, 2000, the Company's cash and cash equivalent balances were approximately $61.8 million and its marketable securities were approximately $9.0 million. The overall increase of approximately $0.4 million in the total cash and marketable securities balances was due primarily to cash provided from operating activities during the first six months of 2001.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    Net cash provided by operating activities for the first six months of 2001, was approximately $4.0 million compared to cash provided by operating activities of approximately $6.4 million for the same period in 2000. The decrease in cash provided by operating activities for the first six months of 2001 was due primarily to less favorable operating results, a decrease in accrued expenses of approximately $0.5 million and an increase in accounts receivable of approximately $0.6 million for the period.

     The Company's primary investing activities were purchases and maturities of marketable securities and purchases of property and equipment. Purchases and maturities of marketable securities generated a net cash outflow of approximately $13.2 million during the first six months of 2001, compared to a net cash outflow of approximately $8.0 million during the same period in 2000. Property and equipment purchases were approximately $2.8 million during the first six months of 2001, compared to approximately $2.2 million during the same period in 2000.

     Cash used in financing activities during the first six months of 2001 totaled approximately $0.3 million. The utilization of cash was the result of the repurchase of 92,300 shares of the Company's common stock, for approximately $0.9 million during the first six months of 2001, and was partially offset by the proceeds received from exercises of stock options and from purchases of stock through the Company's employee stock purchase plan. Cash provided by financing activities during the first six months of 2000 totaled approximately $4.9 million and was generated from proceeds from exercises of stock options.

    At June 30, 2001, the working capital of the Company decreased to approximately $66.1 million from approximately $66.6 million as of December 31, 2000.

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

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISKS


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     As of June 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Standards
(SFAS) No. 107. Substantially all, of the Company's investments are short-term; commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.


Primary Market Risk Exposures.

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is minimized due to the short-term nature of these investments.

    The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the six months ended June 30, 2001. Currently, the Company does not engage in foreign currency hedging activities.

New Accounting Standards

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

    In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.

                     ITEM 3. QUANTITATIVE AND QUALITATIVE
                   DISCLOSURES ABOUT MARKET RISKS (continued)


Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142. The Company must adopt SFAS No. 142 on January 1, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.


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

Item 4.  Submission of Matters to a Vote of Security-Holders

            The annual meeting of security-holders of the Company was held on May 2, 2001. The number of directors was fixed at five and the following persons were elected as directors:

                                    Nominee

                                                                   Total Votes
Nominee                         Total Votes for Nominee          Against Nominee

Alphonse M. Lucchese                  11,837,190                      70,398
Michael D. Kaufman                    11,843,133                      64,455
R. Scott Asen                         11,751,633                     155,955
David M. Sample                       11,566,093                     341,495
Peter Gyenes                          11,453,779                     453,809

    The selection of the firm Arthur Andersen LLP as auditors for the fiscal year ending December 31, 2001 was ratified, with 11,881,127 shares voting in favor and 17,582 shares abstaining.

Item 5.  Other Information

         Proposal of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 3, 2001. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 15, 2001. In order to curtail any controversy as to the date, on which a proposal was received by the Company, it is suggested that proponents submit their proposal by Certified Mail, Return Receipt Requested.


Item 6.  Exhibits and Reports on Form 8-K

(a) No current reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAVOX CORPORATION


Date:  August 10, 2001                  By: /s/ David M. Sample
                                            ------------------------------
                                            David M. Sample
                                            Chief Executive Officer
                                            and President (Principal
                                            Executive Officer)



Date: August 10, 2001                   By: /s/ Michael J. Provenzano III
                                            ------------------------------
                                            Michael J. Provenzano III
                                            Vice President of Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)