Form 10-Q
period 2001-09-30
DAVOX CORP
filed 2001-11-06
CIK 811640

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                                YES   X  NO  ___
                                     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of November 5, 2001: 12,330,757 shares.

                        DAVOX CORPORATION & SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:                                                             Page(s)
                                                                                              -------
            Consolidated Balance Sheets as of
            September 30, 2001 and December 31, 2000                                                3

            Consolidated Statements of Operations
            for the Three Months and Nine Months Ended
            September 30, 2001 and 2000                                                             4

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2001 and 2000                                   5

            Notes to Consolidated Financial Statements                                         6 - 11


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                               12 - 15


   Item 3.  Quantitative and Qualitative Disclosures About Market Risks                       16 - 17


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                      18

   Item 6.  Exhibits and Reports on Form 8-K                                                       18

            Signatures                                                                             19

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                  September 30,      December 31,
                                                                      2001               2000
                                                                      ----               ----
                                           ASSETS                  (Unaudited)         (Audited)
Current assets:
   Cash and cash equivalents                                         $ 17,172           $ 61,758
   Marketable securities                                               50,437              8,999
   Accounts receivable, net of reserves of $2,249 and
      $2,255 in 2001 and 2000, respectively                            15,531             14,195
   Prepaid expenses and other current assets                            4,416              4,564
   Deferred tax assets                                                  3,511              3,511
                                                                     --------           --------
      Total current assets                                             91,067             93,027
                                                                     --------           --------

Property and equipment, net                                             6,900              5,863
Other assets                                                            3,706              3,290
                                                                     --------           --------

                                                                     $101,673           $102,180
                                                                     ========           ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $  5,293           $  5,450
   Accrued expenses                                                     8,752              8,092
   Customer deposits                                                    5,967              5,914
   Deferred revenue                                                     9,479              6,986
                                                                     --------           --------
      Total current liabilities                                        29,491             26,442
                                                                     --------           --------

Stockholders' equity:
   Common stock, $0.10 par value -
      Authorized - 30,000 shares
      Issued - 14,556 shares                                            1,456              1,456
   Additional paid-in capital                                          81,856             82,676
   Accumulated foreign currency translation adjustments                  (246)              (299)
   Retained earnings                                                    9,241             10,988
                                                                     --------           --------
                                                                       92,307             94,821
   Treasury stock, 1,994 and 1,927 shares, at cost, in
      2001 and 2000, respectively                                     (20,125)           (19,083)
                                                                     --------           --------

      Total stockholders' equity                                       72,182             75,738
                                                                     --------           --------

                                                                     $101,673           $102,180
                                                                     ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ITEM 1. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,              September 30,
                                                         -------------              -------------
                                                      2001          2000          2001           2000
                                                      ----          ----          ----           ----
Product revenue                                     $ 9,395       $11,081        $33,667       $35,609
Service revenue                                      12,747        11,398         38,755        34,826
                                                    -------       -------        -------       -------
     Total revenue                                   22,142        22,479         72,422        70,435
                                                    -------       -------        -------       -------

Cost of product revenue                               1,863         2,058          6,018         6,086
Cost of service revenue                               6,555         6,461         20,422        17,977
                                                    -------       -------        -------       -------
     Total cost of revenue                            8,418         8,519         26,440        24,063
                                                    -------       -------        -------       -------

     Gross profit                                    13,724        13,960         45,982        46,372
                                                    -------       -------        -------       -------

Operating expenses:
Research, development and engineering                 4,491         3,913         14,202        11,722
Selling, general and administrative                  10,095        10,738         32,899        31,267
Non- recurring restructuring costs                    2,767             -          2,767             -
                                                    -------       -------        -------       -------
     Total operating expenses                        17,353        14,651         49,868        42,989
                                                    -------       -------        -------       -------

     Income (loss) from operations                   (3,629)         (691)        (3,886)        3,383

Other income (primarily interest income)                644         1,041          2,265         3,013
                                                    -------       -------        -------       -------

     Income (loss) before provision for
          (benefit from) income taxes                (2,985)          350         (1,621)        6,396

Provision for (benefit from) income taxes              (297)          119            126         2,175
                                                    -------       -------        -------       -------

     Net income (loss)                              $(2,688)      $   231        $(1,747)      $ 4,221
                                                    =======       =======        =======       =======

Earnings (loss) per share:
     Basic                                          $ (0.21)      $  0.02        $ (0.14)      $  0.31
                                                    =======       =======        =======       =======
     Diluted                                        $ (0.21)      $  0.02        $ (0.14)      $  0.30
                                                    =======       =======        =======       =======

Weighted average shares outstanding:
     Basic                                           12,705        13,247         12,727        13,407
                                                    =======       =======        =======       =======
     Diluted                                         12,705        13,631         12,727        14,158
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

                         ITEM 1. FINANCIAL STATEMENTS
                      DAVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                         2001                2000
                                                                         ----                ----
Cash Flows from Operating Activities:
   Net income (loss)                                                   $ (1,747)           $  4,221
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities -
      Stock-based compensation                                              200                   -
      Depreciation and amortization                                       2,935               2,968
      Tax benefit from exercise of stock options                            177                 315
      Changes in current assets and liabilities -
         Accounts receivable                                             (1,341)              1,438
         Prepaid expenses and other current assets                          155                 314
         Accounts payable                                                  (158)             (1,410)
         Accrued expenses                                                   663              (4,387)
         Customer deposits                                                   50               1,089
         Deferred revenue                                                 2,492               3,000
                                                                       --------            --------
            Net cash provided by operating activities                     3,426               7,548
                                                                       --------            --------

Cash Flows From Investing Activities:
   Purchases of property and equipment                                   (3,976)             (3,153)
   Increase in other assets                                                (416)               (626)
   Purchases of marketable securities                                   (81,590)            (68,121)
   Maturities of marketable securities                                   40,152              73,375
                                                                       --------            --------
           Net cash (used in) provided by investing activities          (45,830)              1,475
                                                                       --------            --------

Cash Flows From Financing Activities:
   Proceeds from exercise of stock options                                  410               5,209
   Proceeds from employee stock purchase plan                               369                 214
   Purchases of treasury stock                                           (3,019)             (6,470)
                                                                       --------            --------
           Net cash used in financing activities                         (2,240)             (1,047)
                                                                       --------            --------

Effect of exchange rate changes on cash and cash equivalents                 58                (318)
                                                                       --------            --------

Net (decrease) increase in cash and cash equivalents                    (44,586)              7,658

Cash and cash equivalents, beginning of period                           61,758              34,433
                                                                       --------            --------
Cash and cash equivalents, end of period                               $ 17,172            $ 42,091
                                                                       ========            ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for income taxes                        $    227            $  2,495
                                                                       ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 000-15578, that was filed with the Securities and Exchange Commission on March 15, 2001. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. The results of operations for the three month and nine month periods ended September 30, 2001 may not be indicative of the results that may be expected for the next quarter or the full fiscal year.

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


4.   Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows (in thousands):

                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                    ------------              -------------
                                                   2001        2000          2001       2000
                                                   ----        ----          ----       ----
Basic weighted average shares outstanding         12,705      13,247        12,727     13,407

Effect of dilutive stock options                       -         384             -        751
                                                  ------      ------        ------     ------

Diluted weighted average shares outstanding       12,705      13,631        12,727     14,158
                                                  ======      ======        ======     ======

   For the three months ended September 30, 2001 and 2000, 2,848,150 and 1,953,013 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive. For the nine months ended September 30, 2001 and 2000, 1,798,131 and 1,276,724 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.


5.  Non-Recurring Restructuring Costs

     For the three and nine months ended September 30, 2001, the Company incurred a restructuring charge of approximately $2.8 million, related to the reduction in its workforce, costs associated with excess leased office space due to the workforce reduction and the departure of its previous president and chief executive officer.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


5.   Non-Recurring Restructuring Costs (cont.)

     For the three months ended September 30, 2001, the Company reduced its workforce by 97 people, or 18% of its total employees. All functional areas were affected by the reductions.

     The components of the restructuring costs are as follows (in thousands):

                                                 Nine Months Ended
                                                   September 30,
                                                   -------------
                                                        2001
                                                        ----
Severance and related costs                            $2,308
Excess leased office space                                259
Stock-based compensation                                  200
                                                       ------
                                                       $2,767
                                                       ======


     Cash payments totaled $0.9 million for the three and nine month periods ended September 30, 2001 and $1.8 million in restructuring liabilities remain in accrued expenses in the accompanying balance sheet at September 30, 2001.


6.   Comprehensive Income (Loss)


The components of comprehensive income (loss) are as follows (in thousands):

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                          -------------                        -------------
                                                         2001            2000                  2001            2000
                                                         ----            ----                  ----            ----
Net income (loss)                                      $(2,688)          $ 231               $(1,747)         $4,221

Foreign currency translation adjustments                   142             (24)                   53            (253)
                                                       -------           -----               -------          ------

Comprehensive income (loss)                            $(2,546)          $ 207               $(1,694)         $3,968
                                                       =======           =====               =======          ======

                        DAVOX CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

7.   Segment and Geographic Information

     The Company has two primary product lines: its Ensemble Customer Contact Suite and Unison Call Management System. The following table represents the Company's percentage of product revenue by product line for the three and nine months ended September 30, 2001 and 2000:

                                    Three Months Ended                        Nine Months Ended
                                       September 30,                            September 30,
                                       -------------                            -------------
                                   2001             2000                    2001             2000
                                   ----             ----                    ----             ----
     Unison                        72.4%            89.4%                   81.1%            90.7%
     Ensemble                      22.5              9.3                    14.7              3.6
     Other                          5.1              1.3                     4.2              5.7
                                  -----            -----                   -----            -----
     Total                        100.0%           100.0%                  100.0%           100.0%
                                  =====            =====                   =====            =====

     Product revenue from international sources totaled approximately $2.6 million and $1.9 million for the three months ended September 30, 2001 and 2000 respectively and $12.0 million and $6.7 million for the first nine months of 2001 and 2000, respectively. The Company's revenue from international sources was primarily generated from customers located in the United Kingdom, Europe and Asia/Pacific. Substantially all of the Company's product revenue for the periods presented was shipped from its headquarters located in the United States.

     The following table represents the Company's percentage of product revenue by geographic region from customers for the three months and nine months ended September 30, 2001 and 2000:

                                    Three Months Ended                        Nine Months Ended
                                      September 30,                             September 30,
                                      -------------                             -------------
                                   2001             2000                    2001             2000
                                   ----             ----                    ----             ----
     United States                 72.6%            83.0%                   64.4%            81.3%
     United Kingdom                10.4              5.6                    18.5              9.2
     Europe                         2.8              4.2                     4.0              4.2
     Asia/Pacific                  12.4              6.7                    12.1              3.0
     Other                          1.8              0.5                     1.0              2.3
                                  -----            -----                   -----            -----
     Total                        100.0%           100.0%                  100.0%           100.0%
                                  =====            =====                   =====            =====

      Substantially all of the Company's assets are located in the United
      States.

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

8.   New Accounting Standards

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

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS

                       DAVOX CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

8.   New Accounting Standards (cont.)

No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

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

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 and 2000

     During the third quarter of 2001, in response to the weak economic environment, the Company recorded a non-recurring restructuring charge totaling approximately $2.8 million. The components of the restructuring charge included a reduction in workforce of approximately 97 people or 18% of the Company's total workforce, which effected all functional areas, costs associated with excess leased office space due to the reduction in headcount and the departure of the Company's previous president and chief executive officer.

     Total revenue for the third quarter of 2001 decreased approximately $337,000, or 1.5%, to $22.1 million compared to $22.5 million for the same period in 2000. Total revenue for the first nine months of 2001 increased approximately $2.0 million, or 2.8%, to $72.4 million compared to $70.4 million for the same period in 2000.

     Product revenue for the third quarter of 2001 decreased approximately $1.7 million, or 15.2%, to $9.4 million compared to the same period in 2000. Product revenue for the first nine months of 2001 decreased approximately $1.9 million, or 5.5%, to $33.7 million compared to the same period in 2000. These decreases in product revenue for the third quarter and first nine months of 2001 is due to the weakening economic conditions experienced in 2001.

     Cost of product revenue for the third quarter of 2001 decreased approximately $194,000, or 9.4%, to $1.9 million compared to the same period in 2000. Cost of product revenue for the first nine months of 2001 decreased approximately $68,000, or 1.1%, to $6.0 million compared to the same period in 2000. The cost of product revenue decreases for the three and nine month periods in 2001 is principally related to the decrease in revenue noted above and to a decrease in the hardware content of the systems shipped in 2001 compared to the same periods in 2000.

     Service revenue for the third quarter of 2001 increased approximately $1.3 million, or 11.9%, to $12.7 million compared to the same period in 2000. Service revenue for the first nine months of 2001 increased approximately $3.9 million, or 11.3%, to $38.8 million compared to the same period in 2000. The increase in service revenue for the three and nine months ended September 30, 2001 was primarily due to the growth in the Company's installed customer base, resulting in increased new and renewed contract maintenance revenue as compared to the same periods in 2000.

     Cost of service revenue for the third quarter of 2001 increased approximately $94,000, or 1.5%, to $6.6 million compared to the same period in 2000. Cost of service revenue for the first nine months of 2001 increased approximately $2.4 million, or 13.6%, to $20.4 million compared to the same period in 2000. The increases during the third quarter and first nine months of 2001 were due primarily to increased headcount, payroll and related expenses,

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and increased costs related to the international expansion of the Company's support and services organizations to better serve our international customers as compared to the same periods in 2000.

     Research, development and engineering expenses increased approximately $0.6 million, or 14.8%, to $4.5 million for the third quarter of 2001 as compared to the same period in 2000. Research, development and engineering expenses increased approximately $2.5 million, or 21.2%, to $14.2 million for the first nine months of 2001 compared to the same period in 2000. The three and nine month period increases for research, development and engineering expenses were primarily due to increased headcount and payroll and related expenses in 2001 compared to the same periods in 2000.

     Selling, general and administrative (SG&A) expenses decreased by approximately $0.6 million, or 6.0%, to $10.1 million for the third quarter of 2001 compared to the same period in 2000. The decrease in SG&A expenses for the third quarter of 2001 was principally due to lower discretionary spending combined with the cost savings experienced as a result of the restructuring actions completed during the third quarter of 2001. SG&A expenses increased by approximately $1.6 million, or 5.2%, to $32.9 million for the first nine months of 2001 compared to the same period in 2000. The increase in SG&A for the first nine months of 2001 compared to the same period in 2000 was principally due to continued investment in international operations as the Company continues to expand its global presence and higher payroll and related expenses which was partially offset by a decrease in travel expenses.

     Other income in 2001 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income decreased 38.2% for the third quarter of 2001 compared to the same period in 2000 and decreased 24.8% for the first nine months of 2001 compared to the same period in 2000. The decreases for the third quarter of 2001 and first nine months of 2001 were due to lower interest rates and investment yields compared to the same periods in 2000 as well as lower average investment balances for the first nine months of 2001 compared to 2000.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company provided for income taxes in the first six months of 2001 at an effective tax rate of 31%, which is lower than the combined federal and state statutory tax rates due primarily to anticipated utilization of net operating loss carryforwards, tax credits and benefits derived from the Company's foreign sales corporation. For the three month period ended September 30, 2001, the Company recorded a net loss of $2.7 million and for the nine months ended September 30, 2001, the Company recorded a net loss totaling $1.7 million. As a result, during the third quarter of 2001, the Company recorded a $0.3 million benefit from income taxes from amounts provided for in the first six months of 2001. The Company's tax provision of $0.1 million for the nine months ended September 30, 2001 relates primarily to anticipated foreign income taxes.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $17.2 million, as well as its marketable securities of approximately $50.4 million. At December 31, 2000, the Company's cash and cash equivalent balances were approximately $61.8 million and its marketable securities were approximately $9.0 million. The overall decrease of approximately $3.1 million in the total cash and marketable securities balances was due primarily to the utilization of approximately $3.0 million during 2001 to fund the repurchase of shares of the Company's stock and the payment of approximately $0.7 million related to the restructuring activities during the first nine months of 2001.

     Net cash provided by operating activities for the first nine months of 2001, was approximately $3.2 million compared to cash provided by operating activities of approximately $7.5 million for the same period in 2000. The decrease in cash provided by operating activities for the first nine months of 2001 was due primarily to less favorable operating results and an increase in accounts receivable of approximately $1.3 million for the nine month period ended September 30, 2001.

     The Company's primary investing activities were purchases and maturities of marketable securities and purchases of property and equipment. Purchases and maturities of marketable securities generated a net cash outflow of approximately $41.4 million during the first nine months of 2001, compared to a net cash inflow of approximately $5.3 million during the same period in 2000. Property and equipment purchases were approximately $4.0 million during the first nine months of 2001, compared to approximately $3.2 million during the same period in 2000.

     Cash used in financing activities during the first nine months of 2001 totaled approximately $2.0 million compared to approximately $1.0 million utilized for the same period in 2000. The utilization of cash was the result of the repurchase of 333,100 shares of the Company's common stock, for approximately $3.0 million during the first nine months of 2001, and was partially offset by the proceeds received from exercises of stock options and from purchases of stock through the Company's employee stock purchase plan.

     At September 30, 2001, the working capital of the Company decreased to approximately $61.6 million from approximately $66.6 million as of December 31, 2000. The $5.0 million decrease in working capital is primarily attributable to the previously mentioned $3.1 million decrease in total cash and marketable securities balances combined with a $2.5 million increase in deferred revenue, as the Company's global installed customer base continues to grow.

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

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISKS



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     As of September 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments. Substantially all, of the Company's investments are short-term; commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is minimized due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the nine months ended September 30, 2001. Currently, the Company does not engage in foreign currency hedging activities.

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

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results. The Company's future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, competition and competitive pricing pressures, technological change, new product introduction and market acceptance, the ability of Davox to attract and retain key personnel and general economic and political conditions in the United States and worldwide markets served by Davox; and those other factors discussed from time to time in Davox's public reports filed with the Securities and Exchange Commission, such as those discussed under "Certain Factors That May Affect Future Results" in Davox's quarterly reports on Form 10-Q and annual report on Form 10-K.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

          There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

   (a) No current reports on Form 8-K were filed during the quarter ended September 30, 2001.


10.19     Severance agreement for James D. Foy, President and Chief Executive
          Officer
10.20 Severance agreement and release for David M. Sample, former President and Chief Executive Officer
10.21     2001 Stock Option Plan of the Registrant
10.22 2001 Form of Non-Qualified Stock Option Agreement under the Registrant's 2001 Stock Option Plan

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DAVOX CORPORATION


Date:  November 6, 2001            By: /s/ James D. Foy
                                       ----------------
                                       James D. Foy
                                       Chief Executive Officer
                                       and President (Principal
                                       Executive Officer)



Date: November 6, 2001             By: /s/ Michael J. Provenzano III
                                       -----------------------------
                                       Michael J. Provenzano III
                                       Vice President of Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer)