Form 10-K
period 2001-12-31
DAVOX CORP
filed 2002-03-15
CIK 811640

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE
                OCTOBER 7, 1996)

                For the fiscal year ended December 31, 2001

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

             Registrant's telephone number, including area code: (978) 952-
0200
             Securities registered pursuant to Section 12(b) of the Act:
None
                   Securities registered pursuant to Section 12(g) of the
Act:
                                 Common Stock,  $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes    X         No
                                         -------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value, as of March 12, 2002 of Common Stock held by non-affiliates of the registrant: $73,336,735 based on the last reported sale price on the National Market System as reported by Nasdaq on that date.

Number of shares of Common Stock outstanding at March 12, 2002: 12,250,756

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such Proxy Statement are incorporated by reference in Part III.

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

ITEM 1. BUSINESS
----------------

GENERAL

Davox Corporation (the "Company") is a leading developer of customer interaction management (CIM) solutions that help companies more effectively manage customer interactions via the telephone, e-mail, and the Web. Our solutions are used by more than 1,100 companies worldwide - including financial institutions, telecommunications firms, utilities, and retailers - to improve communication with customers, reduce operating costs and deliver superior customer service.

The mission of the Company is to become the dominant global supplier of CIM solutions that provide companies with a competitive advantage in attracting and retaining valuable customers.

On January 10, 2002, the Company entered into an Agreement and Plan of Merger by and among the Company, its wholly owned subsidiary, AP Acquisition Corporation ("AP") and CellIt, Inc. ("CellIt"), whereby the parties agreed that AP would be merged with and into CellIt, with CellIt becoming a wholly owned subsidiary of the Company. The merger was subsequently closed on January 14, 2002. The Company is now doing business as Concerto Software, and upon shareholder approval on May 2, 2002, will change its name to Concerto Software, Inc.

The Company was incorporated in Massachusetts in 1981 and reorganized in Delaware in 1982. The Company's common stock is listed on the NASDAQ National Market under the symbol "DAVX". The Company is headquartered in Westford, Massachusetts. The mailing address for the Company's headquarters is 6 Technology Park Drive, Westford, Massachusetts, 01886 and its telephone number is (978) 952-0200. The Company can also be contacted through its web site at www.concerto.com.

MARKET OVERVIEW
---------------

The CIM software market includes systems for inbound routing and queuing of telephone calls, outbound call campaign management using automated dialing technologies, interactive voice response, automated e-mail response, and Web-based customer contact. According to the market research firm Ovum, the global market for CIM solutions is projected to grow to $5.4 billion by 2006 from $979 million in 2001, a 33% compounded annual growth rate (CAGR).

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

The customer contact center is a vital element of a CRM strategy. It is in the contact center where a representative of the company is actually communicating
- through the telephone, e-mail or the web - with a customer. The quality of these interactions is a key element in successfully attracting and retaining customers.

To effectively manage communications with customers, a successful contact center must perform a number of critical functions, including the following:

.. Provide a company's customer service representatives with all the information they need to quickly and accurately respond to customer inquiries received via the telephone, the Web or through e-mail. This information could include order status, account balances, shipping information, previous purchase information, detailed product descriptions or any other information from various sources that could be relevant to serving customers.
.. Maximize the productivity of the customer service representatives, ensuring that their time is used effectively. The cost of customer service representatives is typically the largest on-going expense of a contact center.
.. Provide customer service representatives with the ability to view a complete history of communications with a customer, whether via telephone, e-mail or the Web.
..  Provide managers with historical and real time reporting data to make effective decisions on how to allocate resources to maximize results.
.. Intelligently route telephone calls and e-mails using business rules, to the most appropriate customer service representative, in order to provide faster, more accurate service and reduce the need to transfer calls.
.. Smoothly transfer calls, along with the customer data, from one customer service representative to another in order to save time and minimize the customer's inconvenience.
..  Conduct proactive customer contact campaigns efficiently and targeted to the appropriate audience.
.. Provide a mechanism to escalate customer contact from the web to e-mail to voice as appropriate.

In evaluating CIM solutions, prudent companies are looking for suppliers who provide the following capabilities:

.. Solutions that can manage customer contact over the telephone, e-mail and the Web. o Solutions that can enhance agent productivity, management control, and customer satisfaction.
..  Solutions that can be integrated into the company's existing technology infrastructure and can add value to these existing investments.
..  Solutions that can be implemented rapidly and expanded to meet growing needs.
.. An ability to understand the needs of the contact center and reliably service and support the solution.

The Company believes that it provides these capabilities to its prospects and customers and that its solutions can have a significant positive impact for those prospects and customers through increased revenues, reduced operating costs, increased agent productivity and enhanced customer service. The Company delivers these capabilities through the following technologies:

  . Inbound call management - Manages inbound telephone calls by minimizing hold times, routing calls to specific agents, and presenting relevant customer information to those agents.
  . Outbound campaign management - Provides tools for proactive customer contact, including predictive and preview dialing, campaign and call list management, scheduled recalls, and automated messaging. These tools are designed to maximize agent productivity and effectively reach targeted customers.
  . Call blending - Monitors telephone traffic and shifts agents between proactive customer contact activities and inbound call handling in order to minimize hold times and maximize agent productivity.
  . Desktop Automation - Provides customer service representatives with all the information they need to quickly and accurately respond to customers' inquiries coming in via the telephone and the web. This information could include order status, account balances, shipping information, previous purchase information, detailed product descriptions or any other information from various sources that could be relevant to serving customers. This functionality is marketed as LYRICall/TM/, the Company's browser-based desktop automation software.
  . Reporting - Provides real-time and historical reporting capabilities that allow managers to make effective decisions on how to allocate resources within the contact center and maximize results. This reporting information covers all customer contact channels including telephone, e-mail and the Internet.
  . E-mail response - Allows companies to respond more quickly, accurately and consistently to a high volume of e-mail inquiries from customers and prospects. This feature automatically routes e-mail to the appropriate agent, responds automatically or suggests response to frequent inquiries, and generates reports on e-mail response service levels and agent productivity.
  . Web chat, collaboration and call-back - Provides companies with a means to enhance their web sites to communicate more effectively with customers and prospects. This feature allows a customer or prospect reviewing a company's web site to click on an icon to initiate an online discussion ("chat") or a telephone conversation with a live agent.

  . Customer support - Provides contracted companies with 24x7 access to telephone and Web based support and product maintenance updates to improve system uptime and performance.
  . Professional services - Provides companies with expert analysis, recommendations and implementation services to optimize the effectiveness of contact center systems and processes.

PRINCIPAL PRODUCTS AND APPLICATIONS
-----------------------------------
The Company's product strategy is focused on its three major product lines:
Ensemble/TM/ Customer Contact Suite, Unison/R/ Call Management System and ContractPro/TM/ customer interaction management software.

ENSEMBLE/TM/ CUSTOMER CONTACT SUITE
Introduced in 1999, Ensemble is a CTI enabled comprehensive CIM solution. The system provides inbound call routing, outbound call management, seamless call blending, e-mail response management, web-based communications, agent desktop automation, and historical and real-time reporting capabilities. Ensemble is a modular platform, making it possible for companies to deploy the product in stages and to increase functionality as their needs expand. It is designed to integrate with existing investments in ACDs, PBXs, IVRs, and other contact center technologies.

UNISON/R/ CALL MANAGEMENT SYSTEM
Introduced in 1993, the Unison/R/ Call Management System is designed to automate proactive customer contact activities. It manages outbound and call-blending applications and provides high-productivity tools to increase the number of calls handled and the quality of each customer contact. Unison is used primarily in customer contact centers handling credit/collections, telemarketing, and fundraising campaigns.

Unison provides key outbound call management functionality, including predictive and preview dialing, campaign and call list management, scheduled recalls, automated messaging, real-time filtering, system alerts, and voice/data transfers. The Unison system also provides a graphical management console that monitors critical functions and displays information about calling campaigns.

ContactPro/TM/ Customer Interaction Management Software
Introduced in 1997 by CellIt, ContactPro/TM/ is a single integrated platform that routes, monitors, records, reports and administers all contact center interactions. ContactPro incorporates inbound automatic call distribution with skills- and rules-based routing, outbound predictive dialing, interactive voice response, email management, web-based customer contract, including fax, voice messaging, monitoring, recording and reporting. This integrated solution eliminates much of the complexity and cost of integrating multiple point solutions.

MARKETS AND DISTRIBUTION CHANNELS
The Company's products and services are sold worldwide through multiple distribution channels, including a direct sales force, distributors and resellers.

NORTH AMERICAN OPERATIONS
In North America, the Company sells its products primarily through a direct sales force. The

Company's headquarters is in Westford, Massachusetts with sales offices located throughout the United States and Canada.

The Company's account executives and solution consultants take a solutions-focused approach in working with prospective and existing customers. A customer's business needs and integration requirements are clearly identified and defined before the sale, ensuring customer expectations are properly met on a timely basis. This consultative selling approach, combined with the Company's own Professional Services resources for application development and integration, ensure that the right solution is quickly deployed to meet customer requirements.

In addition to direct sales in North America, the Company uses authorized resellers to provide additional market coverage and revenue contribution. The primary resellers include SBC Global Services Inc., Siemens and Verizon Communications Inc.

The Company's products and their use are subject to a variety of laws. There is no guarantee that such laws will not change in such a manner that could prohibit certain uses of the Company's products. Such a change could significantly delay, restrict or prohibit the Company's sale or licensing of its technology. For instance, the banning of the use of automated dialers or e-mail to solicit business would have a materially adverse impact on the Company's operating and financial results.

INTERNATIONAL OPERATIONS
During 2001, the Company expanded its sales presence in key areas of the world, establishing subsidiaries in India and the Netherlands. In addition, the Company has subsidiaries in the United Kingdom, Germany, Australia, Singapore, Canada, Brazil and Mexico, as well as a branch in Japan. The Company currently plans to continue to expand its direct sales presence in the international marketplace.

In addition to its direct sales presence in the international marketplace, the Company licenses its products through indirect channels, utilizing distributors and resellers. In 2001, the Company established new relationships with distribution channels in Denmark and India. These indirect channel partners not only have the ability to resell the Company's products, but also have substantial skills in systems consulting, integration, and support to meet customer requirements.

In connection with sales outside the United States, some of the Company's products are subject to regulation by foreign governments, which requires the Company to follow certain telecommunications and safety certification procedures for these countries. Failure to obtain necessary local country approvals or certifications will restrict the Company's ability to sell into such countries. In addition, other factors including, but not limited to currency rate fluctuation, import/export restrictions, political and economic instabilities, war and other unknown or unforeseen eventualities, may affect the Company's international sales.

International product revenue was approximately $15.3 million, $8.4 million and $10.8 million, or approximately 35%, 18% and 20% of total product revenue in 2001, 2000, and 1999, respectively.

In 2001, the Company derived 66% of its product revenue from North America; 20% from Europe, the Middle East, and Africa; 13% from Asia Pacific; and 1% from Latin America.

SUPPORT SERVICES
The Company offers a full line of warranty, maintenance support service and support options in all of its geographic markets. Central to the Company's maintenance service offerings is its Worldwide Support Center located at Company headquarters in Westford, Massachusetts. The Company also operates Centers of Excellence in the United Kingdom, Singapore and Mexico. From these locations, support professionals manage telephone, web and e-mail requests from customers for information and support. Using state-of-the-art case management and diagnostic tools, these support centers provide end-to-end problem resolution.

The Company's maintenance contract coverage includes access to its support Web site for customer self help through a knowlegebase, case logging, interactive problem resolution, periodic product maintenance updates and various levels of support, including 24 hour [times] 365 day priority phone support, problem escalation and on-site hardware maintenance requests.

The Company offers a tiered support program for its distribution partners. Included in this program are periodic maintenance updates to distributors' enrolled end-user base, access to the Company's partner web site, escalated support for trained distributor personnel, recommended training curriculums and a spare parts repair/exchange program.

The Company contracts hardware support in various locations with independent third-party service providers who are recognized for quality support and customer care practices. By contracting with third party providers for hardware support, Davox can more effectively focus on developing and supporting its software applications.

The Company believes that it has adequate resources internally and externally to provide services to its customers and partners in the event services from these third party organizations should cease in any manner; however, loss of any one of these relationships could materially adversely affect the Company's ability to provide support to its customers and partners in the geographic region covered by such organizations until a substitute source could be found.

The Company's Educational Services department offers a variety of courses designed to provide customer contact centers with the skills and knowledge needed to enhance productivity and raise the level of service they deliver to their customers. The Company's training facilities are located in Acton, Massachusetts; Richardson, Texas; Miami , Florida; Singapore; and Slough, United Kingdom. The Company also offers customized courses delivered on-site at customer locations.

The Company's Professional Solutions Services group provides consulting and integration services to Company customers. This organization offers consulting expertise on agent desktop automation, database integration, call and work flow automation, project management and other services to help customer contact centers enhance the productivity and value of the Company's systems.

SUPPLIERS
While the majority of the Company's hardware needs are met by readily available off-the-shelf technology, a small portion remains proprietary. Third-party contractors manufacture these proprietary hardware components, and the Company believes there are many qualified vendors for these services. The Company's production process consists primarily of product staging, quality assurance, final test and systems integration, which typically occurs at its Headquarters.

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

STRATEGIC PARTNERSHIPS
A complete CRM system is extremely complex and usually entails integration with existing telecommunications systems, databases and front office applications to adequately meet customer requirements. Currently, no single vendor provides all the requisite elements for a fully integrated CRM system.

To meet this challenge and to increase its market opportunity, the Company has undertaken strategic partnerships with various complementary technology and platform vendors. These partners include Sun Microsystems, Siebel Systems, People Soft, NICE Systems, Comverse Infosys, IEX Corporation, Witness Systems, and Microsoft Corporation.

COMPETITION
The Company currently competes in the CIM market with, among others, Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Cisco System's Intelligent Contact Management product line, Aspect Communications, Divine Inc., Interactive Intelligence Inc., and Avaya, Inc.

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

SIGNIFICANT CUSTOMERS
The Company has more than 1,100 customers worldwide which represent a cross-section of industries. For the year ended December 31, 2001 and 2000, no single customer represented more than 10% of total revenue. For the year ended December 31, 1999, AT&T was the Company's largest single customer, accounting for approximately 12% of total revenue. Total revenue from the Company's top three customers amounted to approximately 14%, 16% and 24% of total revenue in 2001, 2000, and 1999, respectively. The Company believes that its dependence on any single end-user customer or reseller is not likely to increase significantly as its products continue to be accepted by both existing customers and new accounts in major industries and markets worldwide.

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company's product development efforts are aimed at designing and developing customer contact center software that meets software industry standards and incorporates technologies and features that the Company believes its customers require. Most of the Company's products are developed internally by research and development teams located at the Company's headquarters in Westford, Massachusetts, and at satellite development facilities located in Richardson, Texas and Miami, Florida. The Company also licenses certain technology and intellectual property rights from third parties. The Company believes that by establishing mutually beneficial relationships with third-party technology companies, the Company can provide its customers with emerging technologies in the most timely and cost-effective manner.

The Company's continued success depends on, among other factors, maintaining close working relationships with its customers, business partners and resellers and anticipating and responding to their evolving applications needs. The Company is committed to the development of new products, the improvement of existing products, and the continued evaluation of new technologies.

The Company spent $18.0 million on research and development in 2001, compared with $16.0 million in 2000 and $13.3 million in 1999. This represented approximately 19%, 17%, and 14%, respectively, of total revenue in each of those years. The Company currently expects to maintain its expenditure level in research and development during 2002 in an effort to continue to expand the functionality of its products.

The Company did not capitalize any of its software development costs in 2001, 2000, or 1999, as the additional development costs incurred to bring the Company's products to a commercially acceptable level after technological feasibility has been established are not significant.

SELLING, GENERAL AND ADMINISTRATIVE
During 2001, the Company's selling, general and administrative expenses increased as the expansion of international locations continued. During 2001, new offices were opened in India and the Netherlands.

INTELLECTUAL PROPERTY
The Company relies on a combination of patent, copyright, trademark, contract and trade secret laws to establish and protect its proprietary rights in its technology. The Company owns and licenses a number of patents relating to predictive dialing, real-time telecommunication management, client/server computer telephony software, and user interfaces. Software products are furnished under software license agreements that grant customers licenses to use, rather than to own, the products. The license agreements contain provisions protecting the Company's ownership of the underlying technology. Upon commencement of employment, employees execute a non-disclosure and invention assignment agreement under which inventions developed during the course of employment will, at the election of the Company, be assigned to the Company and which further prohibits disclosure of confidential Company information. There can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology, also see "Item 3.Legal Proceedings." Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.

EMPLOYEES
As of December 31, 2001, the Company had 439 employees worldwide, of whom 22 were engaged in operations; 280 in sales, marketing and customer support; 88 in research, development and engineering; and 49 in administrative functions. In connection with the acquisition of Cell[Ibreve]t, the Company added approximately 30 employees, on a net basis. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company considers its relations with its employees to be good.

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

The Company's future results may be subject to substantial risks and uncertainties. The Company purchases certain equipment for its products from third-party suppliers and licenses certain components of its software code from a number of third-party vendors. While the Company believes that third-party equipment and software vendors could be replaced if necessary, the Company might face significant delays in establishing replacement sources or in modifying its products to incorporate replacement components or software code. There can be no assurance that the Company will not suffer delays resulting from non-performance by its vendors or cost increases due to a variety of factors, including component shortages. The Company uses third-party service providers and co-providers to fulfill its hardware support obligations and professional services with its customers, therefore risks associated with third-party service providers or co-providers availability or price increases could cause results to be impacted. While the Company believes that its currently contracted service providers and co-providers are adequate at this time, the Company may face significant delays in establishing replacement providers for such services.

The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the financial position and results of operations of the Company. In addition, third party claims of misappropriation or infringement of their technology could have a material adverse affect on the financial position and results of operations of the Company.

The development of new products, the improvement of existing products and the continuing evaluation of new technologies are critical to the Company's success. Successful product development and introduction depends upon a number of factors, including anticipating and responding to the evolving applications needs of customers and resellers, timely completion and introduction of new products, and market acceptance of the Company's products.

The CIM solutions market is extremely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

Additionally, the Company's quarterly and annual financial and operating results are affected by a wide variety of factors that could materially adversely affect revenue and profitability, including: the risk inherent with integrating two businesses and products as a result of the acquisition of CellIt; general political and economic conditions; effects of terrorist acts; the timing of customer orders; the Company's ability to introduce new products on a timely basis; introduction of products and technologies by the Company's competitors; retention of key employees; market acceptance of the Company's and its competitors' products; effects of litigation described in Item 3. Legal Proceedings; the ability to hire and retain key personnel and fluctuations.

International revenues are expected to continue to account for a significant portion of the Company's total revenues in future periods. International sales are subject to certain inherent risks, including, but not limited to those risks discussed in this section and elsewhere in this Form 10-K: unexpected changes in regulatory requirements and tariffs; difficulties in staffing and managing foreign operations; longer payment cycles and problems in collecting accounts receivable; exchange rate fluctuations; potentially adverse tax treatment, and the inability to expand distribution channels. As a result of the foregoing and other factors, the Company may experience material fluctuations in future financial and operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, results of operations and stock price.

ITEM 2. PROPERTIES
------------------
The Company's corporate offices are located at an 85,000 square foot, two-story building in Westford, Massachusetts. The facility is occupied under a lease that expires in September 2008. The Company leases a Richardson, Texas facility of 9,297 square feet, which expires in March 2006. Also, the Company leases a Miami, Florida facility of approximately 43,716 square feet, which was acquired in the CellIt acquisition and expires December 2004. In addition, the Company leases facilities for sales and service offices in ten states as well as in the United Kingdom, Mexico, Singapore, the Netherlands, Germany, Australia, India and Japan. The current aggregate annual rental payments for all of the Company's facilities are approximately $3.1 million.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
In 1998, a customer of the Company was sued for patent infringement by Manufacturing Administration and Management Systems, Inc. (MAMS) alleging that the customer's use of a computer driven automated dialer infringes MAMS's patent. Under the Company's contract with this customer, the Company is obligated to defend and indemnify such customer against any such claims. In 1998, the Company sued MAMS in federal court in the Eastern District of New York in an action entitled "Davox Corporation v. Manufacturing Administration and Management Systems, Inc." In the lawsuit, the Company is seeking a declaratory judgment that its products do not infringe the MAMS patent or, in the alternative, that the MAMS patent is invalid. The Company believes that MAMS's assertions of patent infringement are without merit, and the Company will vigorously pursue this action against MAMS. While the outcome of this litigation cannot be predicted with certainty at this time, management does not believe that the outcome will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------
The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

Mr. James D. Foy (54) serves as President, Chief Executive Officer and Director. Mr. Foy joined the Company in September 2001. Prior to joining the Company, Mr. Foy served as President of Informix Software Corporation, a global enterprise software company, from July 2000 to August 2001 and Executive Vice President of the Transaction Business Group of Informix Software from April 1999 through June 2000. Mr. Foy also served as Vice President of Engineering at Ardent Software Inc. (formerly Vmark Software Inc.), an international enterprise software company, from April 1995 through March 1999.

Mr. Ralph Breslauer (38) serves as Executive Vice President, Global Sales and Marketing. Mr. Breslauer joined the Company in January 2002. Prior to joining the Company, Mr. Breslauer served as Senior Vice President of Worldwide Field Operations for eRoom Technology, Inc., a collaboration software company, from July 2000 through December 2001. Mr. Breslauer has also served as Vice President of Marketing and Business Development for Informix Software Corporation's TransAct Business Group, a global enterprise software company, between December 1999 and July 2000. Prior to being acquired by Informix Software Corporation, Mr. Breslauer served as Vice President of Marketing for Databases and Tools at Ardent Software Inc., (formed as a result of the merging of Vmark Software Inc. and Unidata Inc.) an international enterprise software company, from November 1995 through December 1999 and as Executive Vice President at System Builder Corporation, an international software development tool company, from

August 1990 through November 1995.

Mr. Mark Donovan (47) serves as Senior Vice President, Operations and Customer Services. since May 1998. Mr. Donovan joined the Company in September 1983 and has held various management positions including Vice President, Customer Service from June 1992 through June 1994.

Ms. Kristina Lengyel (34) serves as Vice President, Professional Services. Ms. Lengyel joined the Company in January 2002. Prior to joining the Company, Ms. Lengyel served as Senior Vice President of Operations and Chief Technology Officer from December 2000 through June 2001, Vice President for Engineering from October 1999 through December 2000, and Vice President for Customer Integration Services from August 1996 through October 1999 at INSCI Corp, a provider of document management solutions.

Mr. James F. Mitchell (55) serves as the Company Fellow since January 2000. Mr. Mitchell is a co-founder of the Company and has served as Senior Vice President and Chief Technical Officer since 1983. From September 1993 to August 1994, Mr. Mitchell managed the domestic sales operations of the Company. Prior to co-founding the Company, Mr. Mitchell served as Manager of Systems form September 1979 through June 1981 at Applicon, Inc., a producer of CAD/CAM products.

Mr. Michael J. Provenzano III (32) has served as Vice President of Finance, Chief Financial Officer and Treasurer since July 2000. Mr. Provenzano joined the Company in November 1999 as corporate controller. Prior to joining the Company, Mr. Provenzano held positions of increasing responsibility at Arthur Andersen LLP from September 1992 through November 1999, including experienced audit manager in the high technology practice.

Mr. Alexander Tellez (36) serves as Executive Vice President of Engineering. Mr. Tellez joined the Company in January 2002. Prior to the Company, Mr. Tellez was co-Founder, President and Chief Executive Officer of CellIt, Inc., a contact center systems company, from June 1995 to January 2002. Prior to founding CellIt, Mr. Tellez served as Director of Strategic Systems for Vitas Healthcare, a nationwide healthcare company, from March 1991 through June 1995. Prior to Joining Vitas Healthcare, Mr. Tellez was a senior consultant with Arthur Andersen LLP, an accounting and consulting firm, from March 1989 through March 1991.

Officers are elected by and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

         Davox's common stock has been traded on the Nasdaq National Market under the symbol "DAVX" since its initial public offering on April 28, 1987. Prior to that date, there was no public market for Davox's common stock. The following table sets forth the range of high and low sale prices per share of common stock on the Nasdaq National Market for each quarter of the years ended December 31, 2001 and 2000 as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ). During 1997, the Company effected a three-for-two stock split through the issuance of a 50% stock dividend. All share and per share amounts affected by this split, that are contained in this report on Form 10-K have been retroactively adjusted for all periods presented.

                           Fiscal 2001
                     High             Low
                     ----------------------

First Quarter          $14.88        $ 8.94
Second Quarter         $13.00        $ 7.30
Third Quarter          $10.50        $ 7.30
Fourth Quarter         $10.00        $ 7.20

                          Fiscal 2000
                     High             Low
                     ----------------------

First Quarter          $39.00        $19.00
Second Quarter         $28.00        $ 9.63
Third Quarter          $14.19        $ 7.75
Fourth Quarter         $10.63        $ 6.13

         As of March 12, 2002, there were approximately 470 holders of record of the Company's common stock and approximately 3,677 beneficial shareholders of the Company's common stock.

         In January 1999, the Board of Directors authorized the purchase of up to 3 million shares of the Company's common stock. In October 2000, the Company's Board of Directors increased the total number of shares authorized to be repurchased under the repurchase program to 6 million. Shares that are repurchased may be used for various purposes including business acquisitions and the issuance of shares pursuant to the Company's stock option and employee stock purchase plans. Under the stock repurchase program, shares may be repurchased, at management's discretion, from time to time at prevailing prices in the open market. As of December 31, 2001, the Company had repurchased 2,861,900 shares and 3,138,100 shares were available for repurchase under this repurchase program.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

               The following table sets forth certain condensed consolidated financial data for each of the five years in the period ended December 31, 2001:


                                                                           Years Ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                   2001             2000             1999             1998 (a)             1997 (a)
                                                   ----             ----             ----             --------             --------
                                                                   (In Thousands, Except Per Share Amounts)
Condensed Consolidated Statement of Operations Data:
  Total revenue                                     $94,259          $94,256          $92,354          $88,948              $83,554
  Cost of revenue                                    33,929           32,817           30,710           30,114               28,029
                                                 -----------      -----------      -----------      -----------          ----------
    Gross profit                                     60,330           61,439           61,644           58,834               55,525
  Research, development and
    engineering expenses                             17,954           16,009           13,259           12,086               10,418
  Selling, general and
    administrative expenses                          43,726           42,753           37,077           34,841               29,710
  Non-recurring merger costs                           -                -                -               1,926                   -
  Non-recurring restructuring costs                   2,623             -                -                -                     -
                                                 -----------      -----------      -----------      -----------          ----------
  Income (loss) from operations                      (3,973)           2,677           11,308            9,981               15,397
  Other income, net                                   2,755            4,037            2,815            2,941                2,031
                                                 -----------      -----------      -----------      -----------          ----------
  Income (loss) before provision
    for income taxes                                 (1,218)           6,714           14,123           12,922               17,428
  Provision for income taxes                            126            2,081            2,118            4,393                2,507
                                                 -----------      -----------      -----------      -----------          ----------
    Net income (loss)                               $(1,344)         $ 4,633          $12,005          $ 8,529              $14,921
                                                  ==========      ===========      ===========      ===========          ==========
Earnings per share:
    Basic                                            ($0.11)         $  0.35          $  0.89          $  0.60              $  1.15
                                                 ===========      ===========      ===========      ===========          ==========
    Diluted                                          ($0.11)         $  0.33          $  0.85          $  0.58              $  1.05
                                                 ===========      ===========      ===========      ===========          ==========
Weighted average shares outstanding:
    Basic                                            12,636           13,236           13,531           14,130               12,940
                                                 ===========      ===========      ===========      ===========          ==========
    Diluted                                          12,636           13,945           14,165           14,822               14,270
                                                 ===========      ===========      ===========      ===========          ==========

                                                                                 December 31,
                                                 ----------------------------------------------------------------------------------
                                                   2001             2000             1999             1998 (a)             1997 (a)
                                                 ----------------------------------------------------------------------------------
                                                                              (In Thousands)
Condensed Consolidated Balance Sheets Data:

  Working capital                                   $61,363          $66,585          $66,085          $62,756              $52,847
  Total assets                                       97,156          102,180           99,043           89,423               81,560
  Long-term obligations                              ----            ----              ----             ----                    297
  Redeemable Preferred Stock                         ----            ----              ----             ----                 13,911
  Stockholders' equity                               70,468           75,738           72,514           69,327               44,464


(a) Historical financial information has been restated to reflect the combination of Davox and AnswerSoft in 1998 accounted for as a pooling of interests and the three-for-two stock split effected in the form of a stock dividend payable to shareholders of record on May 13, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

         Revenue recognition. The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts and implementation, education and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from software license fees are generally recognized upon delivery provided that there are no significant post delivery obligations, persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. If acceptance is required beyond the Company's standard published specifications, software license revenue is recognized upon customer acceptance.

         SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for the delivered elements of a multiple-element arrangement. In such circumstances, the Company defers the fair value of the undelivered elements and recognizes, as revenue, the remaining value for the delivered elements.

         Revenues for consulting, implementation and educational services are recognized over the period in which services are provided. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue in the Company's Balance Sheet.

         Accounting for Income Taxes. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

         The Company records a valuation allowance against its deferred tax asset to the extent management believes it is more likely than not that the asset will not be realized. As of December 31, 2001, the Company has provided a valuation allowance against certain of the Company's tax credit carryforwards due to the uncertainty of their reliazbility as a result of limitations on their utilization in accordance with certain tax laws and regulations.

         Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Research and Development and Software Development Costs. Research and development costs have been charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Leased, Sold, or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. Accordingly, all such software development costs have been expensed.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue represented by items as shown in the Company's Consolidated Statements of Operations. This table should be read in conjunction with the Selected Financial Data, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein.

                                                               Percentage of Total Revenue
                                                           For The Years Ended December 31,
                                                           2001           2000          1999
                                                  --------------------------------------------------------
Product revenue                                            46.0 %          50.0 %        58.2 %
Service revenue                                            54.0            50.0          41.8
                                                  --------------------------------------------------------
  Total revenue                                           100.0           100.0         100.0

Cost of revenue                                            36.0            34.8          33.3
                                                  --------------------------------------------------------
  Gross profit                                             64.0            65.2          66.7

Research, development
and engineering expenses                                   19.0            17.0          14.4

Selling, general and
administrative expenses                                    46.4            45.4          40.1

Non-recurring restructuring costs                           2.8               -             -
                                                  --------------------------------------------------------
  Income (loss) from operations                            (4.2)            2.8          12.2

Other income, net                                           2.9             4.3           3.1
                                                  --------------------------------------------------------
  Income before provision
  for income taxes                                         (1.3)            7.1          15.3

Provision for income taxes                                  0.1             2.2           2.3
                                                  --------------------------------------------------------

  Net income (loss)                                        (1.4 %)          4.9 %        13.0 %
                                                           ==== ==          === ==       ==== ==


         Total revenue was approximately $94.3 million, $94.3 million and $92.4 million for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. Total revenue remained consistent for the year ended December 31, 2001 compared to the same period in 2000 and increased 2.1% in fiscal year 2000 compared to fiscal year 1999.

         Product revenue was approximately $43.4 million, $47.1 million and $53.8 million in fiscal years 2001, 2000 and 1999, respectively. Product revenue decreased 7.9% in 2001 due to weak economic conditions, especially in North America. Product revenue decreased 12.3% in 2000 from 1999 due to a decrease in the number of product shipments as a result of a slowdown of Unison system sales and a longer sales cycle for Ensemble.

         Cost of product revenue as a percentage of product revenue was 17.4%, 17.0%, and 18.2% in fiscal years 2001, 2000 and 1999, respectively. The increase as a percentage of product revenue in 2001 was due to an increase in costs of materials for production and a higher hardware component mix during 2001 as compared to the same period in 2000. The decrease as a percentage of product revenue in 2000 as compared to 1999 was due to the decrease in the number of product shipments that included the Company's Digital Communications Server hardware as well as a continued decrease in the hardware content of the Company's products.

         Service revenue was approximately $50.9 million, $47.1 million, and $38.6 million in fiscal years 2001, 2000 and 1999, respectively. Service revenue increased 8.0%, 22.1% and 9.9% in 2001, 2000 and 1999, respectively. The increase in 2001 and 2000 was due primarily to the growth in the Company's installed customer base, resulting in new and renewed contract maintenance revenue as compared to prior years.

         Cost of service revenue as a percentage of service revenue was 51.9%, 52.6% and 54.2% in 2001, 2000 and 1999, respectively. The decreases as a percentage of service revenue were attributable to the growth in service revenue in 2001 and 2000, which exceeded the associated increases in the cost of servicing a larger customer installed base. Also contributing to the decrease is the continued focus to decrease discretionary expenses, such as the use of outside contractors and travel.

         In 2001 and 2000, no single customer represented more than 10% of the Company's total revenue. Revenue from the Company's largest single customer in 1999 was approximately 12% of total revenue. Total revenue from the Company's three largest customers amounted to 14%, 16% and 24% of total revenue in 2001, 2000 and 1999, respectively. The Company intends to continue to broaden its base of existing and new customers by penetrating new markets, expanding its direct international sales force and using alternate channels of distribution, thereby decreasing its dependence on its largest end-user customers.

         Research, development and engineering expenses were approximately $18.0 million, $16.0 million and $13.3 million, representing 19.0%, 17.0% and 14.4% of total revenue during 2001, 2000 and 1999, respectively. The increase in 2001 was primarily attributable to an increase in employees and higher payroll and related expenses for most of the year compared to 2000. The increase in 2000 was primarily attributable to an increase in employees and higher payroll and related expenses compared to 1999.

        Selling, general and administrative expenses were approximately $43.7 million, $42.8 million and $37.1 million, representing 46.4%, 45.4% and 40.1% of total revenue during 2001, 2000 and 1999, respectively. The increases in 2001 were primarily attributable to continued investment in international operations as the Company continues to expand its global presence. Additionally, higher payroll and related expenses were partially offset by a decrease in travel expenses. The increase in 2000 was mostly attributable to increased headcount, payroll and related expenses and the costs associated with the setup and expansion of the Company's international subsidiaries.

        During 2001, in response to the weak economic environment in North America, the Company recorded a non-recurring restructuring charge totaling approximately $2.6 million.

The components of the restructuring charge included a reduction in workforce of approximately 97 people or 18% of the Company's then total workforce, which effected all functional areas, costs associated with excess leased office space due to the reduction in headcount and the departure of the Company's previous president and chief executive officer.

         Other income, derived primarily from investments in commercial paper, corporate bonds, Eurodollar bonds, and money market instruments decreased 31.8% in 2001 and increased 43.4% in 2000. The decrease in 2001 was due to lower average cash balances as the Company repurchased 600,200 shares of its common stock at an aggregate cost of $5.4 million during the year combined with lower interest rates and investment yields compared to the same periods in 2000. The increase in 2000 was due primarily to the significant increase in the average cash and cash equivalent and marketable securities balances compared to the previous fiscal year.

INCOME TAXES

         The Company provided for income taxes at estimated annual effective tax rates of 10.0%, 31.0% and 15.0% for 2001, 2000 and 1999, respectively. The rate for 2001 is lower than the combined federal and state statutory tax rates primarily due to the Company reporting a loss for its consolidated operations. The Company's provision recorded for 2001 relates primarily to foreign income taxes relating to its foreign subsidiaries. For 2000 and 1999, these effective tax rates are lower than the combined federal and state statutory tax rates due primarily to the utilization of net operating loss and tax credit carryforwards and benefits derived from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $20.1 million, and its marketable securities of approximately $47.8 million. As of December 31, 2000, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $61.8 million, and its marketable securities of approximately $9.0 million. The overall decrease in cash and cash equivalents and marketable securities in 2001 was due primarily to the cash used to buy equipment and utilization of $5.4 million in cash to repurchase 600,200 shares of its common stock.

         The Company's primary investing activities were purchases of property and equipment, and purchases and sales of marketable securities. Property and equipment purchases were approximately $4.4 million in 2001 compared to approximately $4.8 million and $3.4 million in 2000 and 1999, respectively. Purchases and sales of marketable securities generated a net cash outflow of approximately $38.8 million compared to an inflow of approximately $21.8 million in 2000 and a net cash outflow of approximately $3.1 million 1999.

         Cash used in financing activities in 2001 was approximately $4.4 million which resulted from the Company's repurchase of its common stock, partially offset by proceeds generated from the exercise of stock options and shares purchased by employees under the Company's employee stock purchase plan. Cash used in financing activities in 2000 was approximately $2.7 million and resulted from the Company's repurchase of approximately 935,300 shares of its common stock at an aggregate cost of approximately $8.6 million, partially offset by proceeds generated from the exercise of stock options and shares purchased by employees under the Company's employee stock purchase plan.

         Working capital as of December 31, 2001 was approximately $61.4 million as compared to approximately $66.6 million as of December 31, 2000. Total assets as of December 31, 2001 were approximately $97.2 million compared to approximately $102.2 million as of December 31, 2000. The $5.2 million decrease in working capital is primarily attributable to the previously mentioned $2.8 million decrease in total cash and marketable securities balances combined with a $1.1 million increase in deferred revenue, as the Company's global installed customer base continues to grow.

         Subsequent to December 31, 2001, the Company announced that it had entered into an Agreement and Plan of Merger by and among the Company, AP Acquisition Corporation (AP), a wholly owned subsidiary of the Company, and CellIt, Inc. (CellIt), whereby the parties agreed that AP would be merged with and into CellIt, with CellIt becoming a wholly owned subsidiary of the Company on January 14, 2002 and in exchange for all of CellIt's outstanding preferred and common stock, the Company paid approximately $10.2 million in cash and issued approximately 544,000 shares of its common stock.

The Company's contractual obligations for future payments as of December 31, 2001 were composed of operating leases for the various office spaces leased by the Company including, including the space acquired as a result of the merger with CellIt. A summary of the amounts due under these operating leases is as follows:

                              (Amounts Are In Thousands)
-------------------------------------------------------------------------------
                                   Payments Due by Period
-------------------------------------------------------------------------------
 Contractual              Less than 1       1-3        4-5       After 5
 Obligation    Total         year          years      years       years
-------------------------------------------------------------------------------
 Operating
  Leases      $14,157       $3,142        $5,664     $1,590      $3,761
-------------------------------------------------------------------------------

Subsequent to December 31, 2001, in connection with the acquisition of CellIt, Inc., the Company assumed the obligations outstanding under CellIt's capital and operating leases. The capital lease obligation is approximately $1.6 million, of which approximately $1.0 million will become due within the next twelve months. The operating lease obligation is approximately $2.9 million, of which approximately $0.9 million of this amount is due and payable in the next twelve months.

         Management believes, based on its current operating plan, that the Company's existing cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet the Company's cash requirements for the next twelve months.

IMPACT OF INFLATION

         The Company believes that inflation did not have a material effect on the results of operations in 2001, 2000 and 1999.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE
-----------------------------------------------------------------------------
COMMODITY INSTRUMENTS.
--------------------

         As of December 31, 2001 and 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No.
107. The Company's investments are primarily short-term, Euro dollar bonds, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

         As of December 31, 2001 and 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133.

PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

         The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the years ending December 31, 2001, 2000, and 1999. Currently, the Company does not engage in foreign currency hedging activities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------------

Index to Consolidated Financial Statements and Financial Statement Schedule
---------------------------------------------------------------------------

                                                                           Page
                                                                          -----
Report of Independent Public Accountants                                    25

Consolidated Balance Sheets as of December 31,
         2001 and 2000                                                      26

Consolidated Statements of Operations for the Years
         Ended December 31, 2001, 2000 and 1999                             27

Consolidated Statements of Stockholders' Equity and
         Comprehensive Income (Loss) for the Years Ended
         December 31, 2001, 2000 and 1999                                   28

Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2001, 2000 and 1999                             29

Notes to Consolidated Financial Statements                                  30

Report of Independent Public Accountants on Financial
         Statement Schedule                                                 52

Schedule II - Valuation and Qualifying Accounts                             53

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Davox Corporation:

         We have audited the accompanying consolidated balance sheets of Davox Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Davox Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                         /s/ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 18, 2002

                                         DAVOX CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          (In Thousands, Except Par Value)

                                                                            December 31,
                    ASSETS                                        2001                       2000
                                                            ------------------         ------------------
Current assets:
     Cash and cash equivalents                                     $   20,105                 $   61,758
     Marketable securities, at amortized cost                          47,838                      8,999
     Accounts receivable, net of reserves of
           $2,324 and $2,255 in 2001 and
           2000, respectively                                          11,007                     14,195
     Prepaid expenses and other current assets                          5,310                      4,564
     Deferred tax assets                                                3,791                      3,511
                                                            ------------------         ------------------
           Total current assets                                        88,051                     93,027
Property and equipment, net                                             6,447                      5,863
Other assets                                                            2,658                      3,290
                                                            ------------------         ------------------
                                                                   $   97,156                 $  102,180
                                                            ==================         ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $    5,307                 $    5,450
      Accrued expenses                                                  8,643                      8,092
      Customer deposits                                                 4,664                      5,914
      Deferred revenue                                                  8,074                      6,986
                                                            ------------------         ------------------
            Total current liabilities                                  26,688                     26,442
Commitments and contingencies  (Note 6)
Stockholders' equity:
     Common stock, $0.10 par value  -
        Authorized - 30,000 shares
        Issued - 14,556 shares                                          1,456                      1,456
     Additional paid-in capital                                        82,136                     82,676
     Cumulative translation adjustments                                  (345)                      (299)
     Retained earnings                                                  9,644                     10,988
                                                            ------------------         ------------------
                                                                       92,891                     94,821
        Less - Treasury stock, 2,247 and 1,927 shares, at cost,
                  in 2001 and 2000, respectively                      (22,423)                   (19,083)
                                                             ------------------         ------------------
            Total stockholders' equity                                 70,468                     75,738
                                                             ------------------         ------------------
                                                                   $   97,156                 $  102,180
                                                             ==================         ==================

         The accompanying notes are an integral part of these consolidated financial statements.

                                          DAVOX CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In Thousands, Except Per Share Amounts)

                                                              For the Years Ended December 31,
                                                             2001             2000          1999
                                                             ----             ----          ----

Product revenue                                              $ 43,366        $ 47,135   $   53,757
Service revenue                                                50,893          47,121       38,597
                                                        --------------  --------------  ----------
   Total revenue                                               94,259          94,256       92,354
                                                        --------------  --------------  ----------

Cost of product revenue                                         7,528           8,012        9,809
Cost of service revenue                                        26,401          24,805       20,901
                                                        --------------  --------------  ----------
   Total cost of revenue                                       33,929          32,817       30,710
                                                        --------------  --------------  ----------
   Gross profit                                                60,330          61,439       61,644
                                                        --------------  --------------  ----------

Operating expenses:
Research, development and engineering                          17,954          16,009       13,259
Selling, general and administrative                            43,726          42,753       37,077
Restructuring costs                                             2,623               -            -
                                                        --------------   -------------  ----------
   Total operating expenses                                    64,303          58,762       50,336
                                                        --------------  --------------  ----------
   Income (loss) from operations                               (3,973)          2,677       11,308
Other income (primarily interest), net                          2,755           4,037        2,815
                                                        --------------  --------------  ----------
   Income (loss) before provision for income taxes             (1,218)          6,714       14,123
Provision for income taxes                                        126           2,081        2,118
                                                        --------------  --------------  ----------
   Net income (loss)                                         $ (1,344)        $ 4,633   $   12,005

                                                        ==============  ==============  ==========

Earnings (loss) per share:
   Basic                                                      $ (0.11)         $ 0.35       $ 0.89
                                                        ==============  ==============  ==========
   Diluted                                                    $ (0.11)         $ 0.33       $ 0.85
                                                        ==============  ==============  ==========

Weighted average shares outstanding:
   Basic                                                       12,636          13,236        3,531
                                                        ==============  ==============  ==========
   Diluted                                                     12,636          13,945       14,165
                                                        ==============  ==============  ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                       DAVOX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (In Thousands)

                                                                                    Cumulative   Retained
                                                Common Stock         Additional     Translation  (Deficit)/   Treasury Stock
                                           Shares  $.10 Par Value  Paid-in Capital  Adjustments  Earnings    Shares    Amount
                                           ------  --------------  ---------------  -----------  ----------  ------    ------
BALANCE, December 31, 1998                 $14,349     $ 1,435        $73,555       $  11        ($5,650)       3       ($24)

Proceeds from exercise of stock
  options, including related tax benefit       161          16            830          --             --      (11)       100
Proceeds from purchases under
  employee stock purchase plan                  46           5            306          --             --      (20)       170

Purchase of treasury stock                      --          --             --          --             --    1,326    (10,217)

Translation adjustment                          --          --             --         (28)            --       --         --

 Net income                                     --          --             --          --         12,005       --         --

Comprehensive income for the year
  ended December 31, 1999                       --          --             --          --             --       --         --

                                           -------     -------        -------       -----        -------    -----   --------
BALANCE, December 31, 1999                  14,556       1,456         74,691         (17)         6,355    1,298     (9,971)

Proceeds from exercise of stock
  options, including related tax benefit        --          --          4,207          --             --     (405)     3,028
Proceeds from purchases under
  employee stock purchase plan                  --          --             71          --             --      (20)       143

Settlement of escrow shares (Note 7a)           --          --          3,707          --             --      119     (3,707)

Purchase of treasury stock                      --          --             --          --             --      935     (8,576)

Translation adjustment                          --          --             --        (282)            --       --         --

 Net income                                     --          --             --          --          4,633       --         --

Comprehensive income for the year
  ended December 31, 2000                       --          --             --          --             --       --         --

                                           -------     -------        -------       -----        -------    -----   --------
BALANCE, December 31, 2000                  14,556     $ 1,456        $82,676       $(299)       $10,988    1,927   $(19,083)

Proceeds from exercise of stock
  options, including related tax benefit        --          --           (776)         --             --     (236)     1,737
Proceeds from purchases under
  employee stock purchase plan                  --          --             36          --             --      (45)       334

Stock-based compensation                        --          --            200          --             --       --         --

Purchase of treasury stock                      --          --             --          --             --      601     (5,411)

Translation adjustment                          --          --             --         (46)            --       --         --

 Net loss                                       --          --             --          --         (1,344)      --         --

Comprehensive loss for the year
  ended December 31, 2001                       --          --             --          --             --       --         --

                                           -------     -------        -------       -----        -------    -----   --------
BALANCE, December 31, 2001                  14,556     $ 1,456        $82,136       $(345)       $ 9,644    2,247   $(22,423)
                                           =======     =======        =======       =====        =======    =====   ========


                                                Total
                                             Stockholders'  Comprehensive
                                                Equity      Income (loss)

BALANCE, December 31, 1998                   $ 69,327

Proceeds from exercise of stock
  options, including related tax benefit          946
Proceeds from purchases under
  employee stock purchase plan                    481

Purchase of treasury stock                    (10,217)

Translation adjustment                            (28)            ($28)

 Net income                                    12,005           12,005
                                                               -------
Comprehensive income for the year
  ended December 31, 1999                          --          $11,977
                                                               =======
                                             --------
BALANCE, December 31, 1999                     72,514

Proceeds from exercise of stock
  options, including related tax benefit        7,235
Proceeds from purchases under
  employee stock purchase plan                    214

Settlement of escrow shares (Note 7a)              --

Purchase of treasury stock                     (8,576)

Translation adjustment                           (282)            (282)

 Net income                                     4,633            4,633
                                                               -------
Comprehensive income for the year
  ended December 31, 2000                          --          $ 4,351
                                                               =======
                                             --------
BALANCE, December 31, 2000                   $ 75,738

Proceeds from exercise of stock
  options, including related tax benefit          961
Proceeds from purchases under
  employee stock purchase plan                    370

Stock-based compensation                          200

Purchase of treasury stock                     (5,411)

Translation adjustment                            (46)             (46)

 Net loss                                      (1,344)          (1,344)
                                                               -------
Comprehensive loss for the year
  ended December 31, 2001                          --          ($1,390)
                                                               =======
                                             --------
BALANCE, December 31, 2001                   $ 70,468
                                             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                      DAVOX CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In Thousands)

                                                                     For the Years Ended December 31,
                                                                        2001        2000       1999
                                                                        ----        ----       ----
Cash Flows From Operating Activities:
  Net (loss) income                                                  $ (1,344)    $  4,633    $ 12,005
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities -
     Depreciation and amortization                                      3,824        3,968       3,606
     Deferred tax assets                                                 (280)       1,300         876
     Tax benefit from the exercise of stock options                       274        1,649         438
      Stock-based compensation                                            200            -           -
    Changes in current assets and liabilities -
         Accounts receivable                                            3,191        6,158      (4,361)
         Prepaid expenses and other current assets                       (746)      (2,320)       (565)
         Accounts payable                                                (143)        (283)        768
         Accrued expenses                                                 564       (3,661)      2,354
         Customer deposits                                             (1,250)       2,392       1,623
         Deferred revenue                                               1,088        1,527       1,688
                                                                        -----       ------      ------
           Net cash provided by operating activities                    5,378       15,363      18,432
                                                                        -----      -------      ------
Cash Flows From Investing Activities:
  Purchases of property and equipment                                  (4,404)      (4,761)     (3,358)
  Decrease (increase) in other assets                                     632       (1,911)        (85)
  Purchases of marketable securities                                  (90,377)     (68,121)    (84,073)
  Sales and maturities of marketable securities                        51,538       89,893      81,014
                                                                       -------     -------     -------
           Net cash (used in) provided by investing activities        (42,611)      15,100      (6,502)
                                                                       -------      ------     -------
Cash Flows From Financing Activities:
  Proceeds from exercise of stock options                                 687        5,586         508
  Proceeds from employee stock purchase plan                              370          214         481
  Purchases of treasury stock                                          (5,411)      (8,576)    (10,217)
                                                                       -------     -------      ------
           Net cash used in financing activities                       (4,354)      (2,776)     (9,228)
                                                                     ---------      -------      ------
Effect of exchange rate differences on cash                               (66)        (362)        (28)
                                                                          ----       -----         ----
           Net (decrease) increase in cash and cash equivalents       (41,653)      27,325       2,674
Cash and cash equivalents, beginning of year                           61,758       34,433      31,759
                                                                     ---------     -------      ------
Cash and cash equivalents, end of year                               $ 20,105     $ 61,758    $ 34,433
                                                                     ========     ========    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for income taxes                         $    234     $  2,508    $  1,363
                                                                      ========   =========    ========
Supplemental Disclosure of Non-Cash Investing and Financing
Activities:
  Recoupment of acquisition escrow shares (Note 7a)                  $ ------     $  3,707     -------
                                                                     =========   =========    ========

                  The accompanying notes are an integral part of these
                       consolidated financial statements

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                             (Amounts In Thousands)

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

         (b)  Management Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                                DECEMBER 31, 2001

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

         (d)  Cash, Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper. Marketable securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. The Company's investments consist of held-to-maturity securities that are investments in Euro dollar, high-grade commercial paper instruments, certificates of deposit, corporate bonds and notes at December 31, 2001 and 2000. All of these investments are classified as current as they mature within one year.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(1)      Operations and Significant Accounting Policies (continued)

         (d)  Cash, Cash Equivalents and Marketable Securities (continued)

         At December 31, 2001 and 2000, marketable securities consisted of the following:
                                       2001                    2000
                                       ----                    ----
                                Market     Amortized     Market     Amortized
                                Value         Cost        Value        Cost
                              ------------------------------------------------
Euro dollar bond
  (maturity 6-12 months)       $ 5,697      $  5,699     $------      $------
Commercial paper obligations
  (maturity 4-9 months)         15,476        15,474      ------       ------
Certificates of deposit
  (maturity 3-11 months)         1,911         1,903      ------       ------
Corporate bonds
  (maturity 4-12 months)        25,421        25,336      35,466       35,482
Medium & short-term notes
  (maturity 12 months)             414           414       1,000        1,000
                                   ---           ---       -----        -----

                                48,919        48,826      36,466       36,482

Less: cash equivalents            (988)         (988)    (27,467)     (27,483)
                                  -----         -----    --------     --------

Marketable securities          $47,931       $47,838     $ 8,999      $ 8,999
                               =======       =======     =======      =======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(1)      Operations and Significant Accounting Policies (continued)

        (e)  Property and Equipment

         The Company provides for depreciation and amortization of property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives. The cost of property and equipment and their useful lives are summarized as follows:
                                                                   December 31,
                                                                   ------------
                                         Estimated
Asset Classification                     Useful Life         2001         2000
--------------------                     -----------         ----         ----
Office equipment and software            2-5 Years        $24,018      $20,965
Rental and demonstration equipment       2-3 Years            316          316
Furniture and fixtures                   5 Years            1,566        1,210
Leasehold improvements                   Life of Lease      1,707          711
                                                            -----          ---
                                                           27,607       23,202

Less: Accumulated depreciation and amortization            21,160       17,339
                                                           ------       ------
                                                          $ 6,447      $ 5,863
                                                          =======      =======

         (f)  Long-lived assets

         The Company assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. To date, the Company has not identified any impairments requiring adjustment.

         (g)  Research and Development and Software Development Costs

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

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(1)      Operations and Significant Accounting Policies (continued)

         (h)  Foreign Currency Translation

         The Company considers the functional currency of its foreign subsidiaries to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries' financial statements are included as a separate component of stockholders' equity. Translation gains and losses in 2001, 2000 and 1999 were not material.

         (i)  Earnings Per Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents using the treasury stock method.

         A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                For the years ended December 31,
                                                  2001         2000        1999
                                                  ----         ----        ----
Basic weighted average shares outstanding       12,636       13,236      13,531
Effect of dilutive common stock equivalents          -          709         634
                                                     -          ---         ---
Diluted weighted average shares outstanding     12,636       13,945      14,165
                                                ======       ======      ======

         In 2001, 2000 and 1999, 2,386, 1,509 and 1,657 common stock equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

         (j)  Off-Balance Sheet and Concentration of Credit Risk

         The Company had no significant off-balance-sheet concentrations such as foreign exchange contracts, options contracts of other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company places its cash investments in several financial institutions. The Company has

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(1)  Operations and Significant Accounting Policies (continued)

        (j)  Off-Balance Sheet and Concentration of Credit Risk (continued)

not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. The Company had two customers as of December 31, 2001 with amounts due of approximately 14% and 10% of total accounts receivable and one customer as of December 31, 2000 with an amount due of approximately 11% of total accounts receivable.

         (k)  Fair Value of Financial Instruments

         The Company's financial instruments consist of cash equivalents, marketable securities, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying value at December 31, 2001 and 2000 due to the short-term nature of these instruments.

         (l)  Comprehensive Income (Loss)

         SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. The Company has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statements of stockholders' equity.

         (m)  New Accounting Standards

         SFAS No. 141, Business Combinations, issued in July 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 did not have any impact on the Company's consolidated financial statements.

         SFAS No. 142, Goodwill and Other Intangible Assets, was issued in July 2001. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

                                  (Continued)
                             (Amounts In Thousands)

(1)  Operations and Significant Accounting Policies (continued)

     (m)  New Accounting Standards (continued)

fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142. SFAS No. 142 became effective on January 1, 2001 and the adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial statements.

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

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

         In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursement received for out-of-pocket expense. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company will adopt Topic D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements for prior periods will be classified to comply with the guidance in Topic D-103. During years ended December 31, 2001, 2000 and 1999, reimbursed out-of-pocket expenses totaled $688,000, $937,000 and $612,000 respectively. Accordingly, if the provision of Topic No. D-103 had been adopted during these years ended, service revenues and cost of service revenues would have been higher by the amounts noted.

(2)      Accrued Expenses

     Accrued expenses consist of the following:
                                                    December 31
                                                    -----------
                                               2001               2000
                                               ----               ----

     Payroll and payroll related             $4,410             $3,951
     Income taxes                             1,346              1,288
     Sales and property taxes                   489                829
     Restructuring costs                        750              -----
     Other                                    1,648              2,024
                                              -----              -----
                                             $8,643             $8,092
                                             ======             ======

(3)      Restructuring Costs

         During 2001 in response to weak economic conditions in North America, the Company incurred a restructuring charge of approximately $2.6 million, related to reductions in its workforce, costs associated with excess leased office space as a result of the workforce reductions and the departure of its previous president and chief executive officer.

         The components of the restructuring costs are as follows (in thousands):

         Severance and related costs                                   $2,164
         Excess leased office space                                       259
         Stock-based compensation                                         200
                                                                       ------
                                                                       $2,623
                                                                       ======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(3)      Restructuring Costs (continued)

         The severance and related costs were due to reductions in headcount and departure of the previous President and Chief Executive Officer. The Company terminated 97 employees or 18% of its then workforce. These reductions affected all departments within the organization.

         The excess leased office space component of the restructuring charge consisted of idle lease space as a result of the headcount reduction. This amount was determined using current market value and taking into account, if applicable, the ability to sublease any of the idle space.

         The stock-based compensation charge related to an extension of the period to exercise certain options granted to the Company's previous president and chief executive officer.

         A summary of the restructuring accrual activity is as follows:

                                                             Twelve Months Ended
                                                                   December 31,
                                                                         2001
Restructuring reserve:
     Balance, beginning of period                                       $   -
          Provision                                                     2,767
          Revision of estimate                                           (144)
          Severance payments                                            1,774)
          Facilities related payments                                     (83)
          Other payments                                                  (16)
                                                                        ------
              Balance, end of period                                    $ 750
                                                                        =====

         It is expected that the accrued restructuring costs will be completely paid by September 2002.

(4)      401(k) Plan

         The Company maintains the Davox Corporation 401(k) Retirement Plan (the
Plan), which is a deferred contribution plan that covers all full-time employees over 21 years of age. Employees may join the Plan in the next quarterly enrollment period following their date of hire. The participants may make pretax deferred contributions to the Plan of up to 15% of the annual compensation, as defined. Contributions to the Plan by the Company are discretionary and are determined by the Board of Directors. The Company made

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(4)      401(k) Plan (continued)

discretionary contributions to the Plan of approximately $925, $917 and $777 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

         The components of the provision for income taxes consist of the following:

                             For the Years Ended December 31,
                              2001          2000           1999
                              ----          ----           ----
Current:
Federal                       $200         $1,281        $1,270
State                           59            337         1,108
Foreign                        210              -             -
                               ---              -             -
   Total current               469          1,618         2,378
                               ---          -----         -----
Deferred:
Federal                      (290)            379         (230)
State                         (53)             84          (30)
Foreign                          -              -            -
                                 -              -            -
   Total deferred            (343)            463         (260)
                             -----            ---         -----
                              $126         $2,081        $2,118
                              ====         ======        ======

         The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 does not reflect approximately $274, $1,649 and $438 respectively, of tax benefits included in additional paid-in capital related to disqualifying dispositions and the exercise of non-qualified stock options.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(5)      Income Taxes (continued)

         The approximate income tax effect of each type of temporary difference comprising the deferred tax asset is approximately as follows:

                                                            December 31,
                                                      2001               2000
                                                      ----               ----
Net operating loss carryforwards                    $  -                $  152
Depreciation                                          1,447              1,472
Tax credit carryforwards                              2,980              2,445
Other temporary differences                           4,096              3,511
                                                    -------             ------
                                                      8,523              7,580
     Less: Valuation allowance                       (2,350)            (1,750)
                                                    -------             ------
                                                    $ 6,173             $5,830
                                                    =======             ======

         Approximately $3,791 and $3,511 of the deferred tax assets are classified as current at December 31, 2001 and 2000, respectively. Approximately $2,382 and $2,319 of the deferred tax assets are classified as long-term and included in other assets as of December 31, 2001 and 2000, respectively.

         At December 31, 2001, the Company has available tax credit carryforwards of approximately $2,980, which begin to expire in fiscal year 2005.

         The Company records a valuation allowance against its deferred tax asset to the extent management believes it is more likely than not that the asset will not be realized. As of December 31, 2001, the Company has provided a valuation allowance against certain of the Company's tax credit carryforwards due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain tax laws and regulations.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(5)      Income Taxes (continued)

         A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                     Years Ended December 31,
                                                     -----------------------
                                                    2001        2000      1999
                                                    ----        ----      ----

Federal statutory tax rate                         (34.0%)      34.0%     34.0%
State income taxes, net of federal
  income tax benefit                                 3.2         2.5       5.1
Change in valuation
  allowance/utilization of net
  operating loss and tax credit carryforwards       40.8        (3.7)    (24.9)
Foreign sales corporation benefit                     -         (2.8)     (1.7)
Other                                                 -          1.0       2.5
                                                      -          ---       ---
                                                    10.0%       31.0%     15.0%
                                                    =====       =====     =====

(6)      Commitments and Contingencies

         (a)  Operating Lease Commitments

         The Company leases its facilities and sales offices under operating leases that expire at various dates through September 2008. Pursuant to the lease agreements, the Company is responsible for associated maintenance costs and real estate taxes. Total rental expense for all operating leases for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $2,703, $2,203 and $1,720, respectively.

         Future minimum lease payments, including those related to the CellIt acquisition (See Note 11), at December 31, 2001 are approximately as follows:

Years Ending December 31,    Amount
-------------------------  ---------
            2002          $ 3,142
            2003            3,041
            2004            2,623
            2005            1,590
            2006            1,471
         Thereafter         2,290
                            -----
                          $14,157
                          =======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(6)       Commitments and Contingencies (continued)

          (b)  Litigation

          In 1998, a customer of the Company was sued for patent infringement by Manufacturing Administration and Management Systems, Inc. (MAMS) alleging that the customer's use of a computer driven automated dialer infringes MAMS's patent. Under the Company's contract with this customer, the Company is obligated to defend and indemnify such customer against any such claims. In the third quarter of 1998, the Company sued MAMS in federal court in the Eastern District of New York in an action entitled "Davox Corporation v. Manufacturing Administration and Management Systems, Inc.". In the lawsuit, the Company is seeking a declaratory judgment that its products do not infringe the MAMS patent or, in the alternative, that the MAMS patent is invalid. The Company believes that MAMS's assertions of patent infringement are without merit, and the Company will vigorously pursue this action against MAMS. While the outcome of this litigation cannot be predicted with certainty at this time, management does not believe that the outcome will have a material adverse effect on the Company's business, financial condition or results of operations.

          The Company is, from time to time, subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated results of operations and financial condition of the Company.

(7)       Stockholders' Equity

          (a)  Recoupment of Acquisition Escrow Shares

          In May 1998, the Company acquired AnswerSoft, Inc. (AnswerSoft), a Richardson, Texas, developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384 shares of Davox common stock, including shares that were subject to outstanding AnswerSoft stock options and warrants. In December 2000, 119 shares of the Company's common stock held in escrow in connection with the acquisition were returned to the Company in settlement of a claim against AnswerSoft. The returned escrow shares were recorded in the accompanying consolidated statement of stockholders' equity at the same price per share used to account for the acquisition.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(7)      Stockholders' Equity (continued)

         (b)  1986 Stock Plan

         The Company's Amended and Restated 1986 Stock Plan (the 1986 Plan), administered by the Board of Directors, authorized the issuance of a maximum of 3,696 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. The options granted vested over a four-year period and expire ten years from the date of grant. As of December 31, 2001, there were options to purchase 263 shares of common stock outstanding and fully vested under this 1986 Plan. The 1986 Plan terminated pursuant to its terms in September 1996

         (c)  1988 Non-employee Director Stock Option Plan

         The Company's Amended and Restated 1988 Non-employee Director Stock Option Plan (the 1988 Plan), as amended, is administered by the Board of Directors and authorizes the issuance of a maximum of 600 shares of common stock for the exercise of options. The 1988 Plan provides for the automatic grant of options to purchase 40 shares of common stock to each newly elected non-employee director and additional option grants of 15 shares of common stock per biennial anniversary of election to the Board of Directors. Options granted under the 1988 Plan vest 25% per year beginning one year from the date of grant and expire five years from the date of grant. As of December 31, 2001, there were options to purchase 130 shares of common stock outstanding and 246 options available for future grants under the 1988 Plan.

         (d)  1994 Stock Plan

         In 1994, AnswerSoft's Board of Directors approved the adoption of an employee stock option plan (the AnswerSoft Plan), as amended, which authorized the grant of options to purchase up to 4,200 shares of AnswerSoft's common stock. All outstanding options became immediately and fully vested upon completion of the merger with Davox. The Company no longer grants options under the AnswerSoft Plan. As of December 31, 2001, there were options to purchase 0.6 shares of common stock outstanding under the AnswerSoft Plan.

         (e)  1996 Stock Plan

The Company's 1996 Stock Plan as amended (the 1996 Plan), administered by the Board of Directors, authorizes the issuance of a maximum of 2,700 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options grantedunder the 1996 Plan may be either nonstatutory stock options or options intended to

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(7)      Stockholders' Equity (continued)

         (e)  1996 Stock Plan (continued)

         constitute Incentive stock options under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options currently vest over a four-year period. As of December 31, 2001, there were options to purchase 2,671 shares of common stock outstanding and 389 options available for future grants under the 1996 Plan.

         (f)  2000 Stock Option Plan

exercise of non-statutory stock options in connection with awards or direct purchases of stock. Stock options may be granted to employees or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options currently vest over a four-year period. As of December 31, 2001, there were options to purchase 1,110 shares of common stock outstanding and 382 options available for future grants under the 2000 Plan.

         (g)  2001 Stock Option Plan

         In November of 2001, the Board of Directors approved the 2001
Stock Option Plan (the 2001 Plan) which authorized the maximum issuance of 20,000 shares of common stock for exercise of option. Options granted under the 2001 plan vest 25% per year beginning one year from the date of grant and expire five years from date of grant. As of December 31, 2001 there were options to purchase 20 shares of common stock outstanding and no options available for future grants under the 2001 plan.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(7)  Stockholders' Equity (continued)

     (h)  Stock Option Plans Summary

          The following is a summary of the stock option activity for all plans for the years ended December 31, 2001, 2000 and 1999:
                                                                    Weighted
                                   Number of        Exercise         Average
                                    Options        Price Range    Exercise Price
                                   ---------       -----------    --------------
Outstanding, December 31, 1998       2,536       $0.77 - $34.13      $16.33
  Granted                              931        8.50 -  21.75       11.87
  Exercised                           (172)       0.77 -  20.75        2.95
  Canceled                            (246)       0.77 -  34.13       16.23
                                     -----        -------------      ------
Outstanding, December 31, 1999       3,049        0.77 -  34.13       15.73
  Granted                            1,814        6.50 -  29.50       13.24
  Exercised                           (405)       1.33 -  34.13       13.81
  Canceled                            (805)       6.50 -  34.13       18.30
                                     -----        -------------      ------
Outstanding, December 31, 2000       3,653        0.77 -  34.13       14.14
  Granted                            1,617        7.67 -  10.30        9.67
  Exercised                           (236)       1.38 -   9.56        2.91
  Canceled                            (860)       0.77 -  34.13       13.72
                                     -----        -------------      -------
Outstanding, December 31, 2001       4,174       $1.33 - $34.13      $13.13
                                     =====       ==============      =======
Exercisable, December 31, 2001       1,855       $1.33 - $34.13      $15.79
                                     =====       ==============      =======
Exercisable, December 31, 2000       1,518       $0.77 - $34.13      $15.94
                                     =====       ==============      =======
Exercisable, December 31, 1999       1,410       $0.77 - $34.13      $14.88
                                     =====       ==============      =======

The range of exercise prices for options outstanding and options exercisable at December 31, 2001 are as follows:

                          Options Outstanding                               Options Exercisable
                      Remaining        Number          Weighted          Number       Weighted Average
   Range of       Contractual Life       Of        Average Exercise        of          Exercise Price
xercise Prices       (in years)        Options          Price            Options
-------------------------------------------------------------------------------------------------------
$ 1.33 - $ 1.67         2.34              30             $ 1.65              30            $ 1.65
  2.01 -   2.33         2.74             153               2.33             153              2.33
  3.25 -   4.75         2.42              31               3.63              31              3.63
  6.17 -   9.10         7.10           1,014               7.69             456              7.87
  9.26 -  13.06         9.18           1,633               9.85             170             10.40
 14.63 -  21.75         6.72             466              17.05             352             17.22
 24.33 -  34.13         5.93             847              26.44             663             26.19
                                         ---              -----             ---             -----
                                       4,174             $13.13           1,855            $15.79
                                       =====             ======           =====            ======

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                  (Continued)
                             (Amounts In Thousands)

(7)      Stockholders' Equity (continued)

         (i)  Employee Stock Purchase Plan

         The Company has the 1991 Employee Stock Purchase Plan (the Purchase
Plan) under which a maximum of 0.8 shares of common stock may be purchased by eligible employees on an annual basis. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan. Shares are purchased through accumulation of payroll deductions (of not less than 0.5% nor more than 10% of compensation, as defined) for the number of whole shares, determined by dividing the balance in the employee's account by the purchase price per share, which is equal to 85% of the fair market value of the common stock, as defined. During 2001, 2000 and 1999, approximately 45, 20 and 66 shares, respectively, were purchased under the Purchase Plan.

         (j)  Accounting for Stock-Based Compensation

         The Company accounts for its employee stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the fair-value based method had been adopted, as well as certain other information.

         The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted and shares issued under the Purchase Plan as of December 31, 2001, 2000 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                       DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(7)      Stockholders' Equity (continued)

         (j)  Accounting for Stock-Based Compensation (continued)

         The assumptions used and the weighted average information for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                    Years ended December 31,
                                                 2001         2000             1999
                                                 ----         ----             ----
Risk-free interest rates                     3.91%-4.93%   5.17%-6.69%      4.60%-6.19%
Expected dividend yield                           ---           ---              ---
Expected lives                                 5.71 years    5.27 years      5.28 years
Expected volatility                               73%           69%             68%
Weighted average grant date fair value of
      options granted during the period         $6.46         $8.49           $7.35
Weighted average remaining contractual
      life of options outstanding             7.41 years    7.78 years      7.51 years

The effect of applying SFAS No. 123 would be as follows (per share amounts not in thousands):

                                                        Years ended December 31,
                                                  2001           2000            1999
                                                  ----           ----            ----
Net income (loss) as reported                $ (1,344)       $  4,633        $ 12,005
                                             ========        ========        ========
Pro forma net income (loss)                  $ (7,797)       $(4,412)        $  5,994
                                             ========        ========        ========

Earnings (loss) per share as reported:
    Basic                                    $  (0.11)       $  0.35         $   0.89
                                             ========        =======         ========
    Diluted                                  $  (0.11)       $  0.33         $   0.85
                                             ========        =======         ========
Pro forma earnings (loss) per share:
    Basic                                    $  (0.62)       $ (0.33)        $   0.44
                                             ========        =======         ========
    Diluted                                  $  (0.62)       $ (0.33)        $   0.42
                                             ========        =======         ========

                           DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(7)      Stockholders' Equity (continued)

         (k)  Treasury Stock

         The treasury balance reflects shares of the Company's common stock that were repurchased by the Company and recorded at cost in Stockholders' Equity, the majority of which were purchased as part of the repurchase program that was approved by the Board of Directors in January 1999 and amended in October 2000.

         Shares of common stock issued in conjunction with stock option exercises are issued out of the Company's treasury account. The treasury balance and associated cost is relieved using the FIFO method, with the difference between the treasury cost of the shares issued and the price paid to the Company for the value of the options charged to additional paid in capital.

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

         The Company has two primary product lines: its Ensemble Customer Contact Suite and Unison Call Management System. The following table represents the Company's percentage of product revenue by product line for fiscal years 2001, 2000 and 1999:

                          2001           2000           1999
                          ----           ----           ----
Unison                    79.9%          89.5%          88.3%

Ensemble                  15.3            4.7             -

Other                      4.8            5.8           11.7
                          -----          -----         ------
Total                    100.0%         100.0%         100.0%
                         ======         ======         ======

         Product revenue from international sources was approximately $15,300, $8,400 and $10,800 in 2001, 2000 and 1999, respectively. The Company's revenue from international sources was primarily generated from customers located in Europe, and Asia/Pacific. Substantially all of the Company's product sales for the years ended December 31, 2001, 2000 and 1999 were shipped from its headquarters located in the United States.

                           DAVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                   (Continued)
                             (Amounts In Thousands)

(8)      Segment and Geographic Information (continued)

         The following table represents the percentage of product revenue by customer's geographic region for fiscal years 2001, 2000 and 1999:
                          2001           2000           1999
                          ----           ----           ----
United States             64.8%          82.2%          80.0%

UK                        17.4            3.5           16.4%

Other Europe               3.1            9.1             -

Asia/Pacific              13.1            3.1            2.7

Other                      1.6            2.1            0.9
                           ---           ----           ----
Total                    100.0%         100.0%         100.0%
                         ======         ======         ======

         Substantially all of the Company's assets are located in the United States.

(9)      Significant Customers

         No single customer represented more than 10% of total revenue in 2001 and 2000. Revenue from the Company's largest single customer in 1999 was 12% of total revenue.

                       DAVOX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                  (Continued)
                             (Amounts In Thousands)

(10)  Quarterly Results of Operations (Unaudited)

   The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2001 and 2000 (per share amounts not in thousands):

                                                    Year Ended December 31, 2001
                                                    ----------------------------

                                First                 Second                 Third                 Fourth
                               Quarter                Quarter                Quarter               Quarter
                               -------                -------                -------               -------

Total revenue                  $24,697                $25,583                $22,142               $21,837
                               =======                =======                =======               =======

Gross profit                   $15,654                $16,604                $13,724               $14,348
                               =======                =======                =======               =======

Net income (loss)              $   332                $   610                ($2,688)              $   403
                               =======                =======                =======               =======

Earnings (loss) per share:
              Basic            $  0.03                $  0.05                 ($0.21)              $  0.03
                               =======                =======                =======               =======
              Diluted          $  0.03                $  0.05                 ($0.21)              $  0.03
                               =======                =======                =======               =======

                                                     Year Ended December 31, 2000
                                                     ----------------------------

                                First                  Second                 Third                 Fourth
                               Quarter                Quarter                Quarter                Quarter
                               -------                -------                -------                -------

Total revenue                  $26,383                $21,573                $22,479                $23,821
                               =======                =======                =======                =======

Gross profit                   $18,576                $13,835                $13,960                $15,068
                               =======                =======                =======                =======

Net income                     $ 3,607                $   383                $   231                $   412
                               =======                =======                =======                =======

Earnings per share:
              Basic            $  0.27                $  0.03                $  0.02                $  0.03
                               =======                =======                =======                =======
              Diluted          $  0.25                $  0.03                $  0.02                $  0.03
                               =======                =======                =======                =======

                       DAVOX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                  (Continued)
                             (Amounts In Thousands)

(11)  Other items (Unaudited)

         Subsequent to December 31, 2001, the Company announced that it had entered into an Agreement and Plan of Merger by and among the Company, AP Acquisition Corporation (AP), a wholly owned subsidiary of the Company, and CellIt, Inc. (CellIt), whereby the parties agreed that AP would be merged with and into CellIt, with CellIt becoming a wholly owned subsidiary of the Company on January 14, 2002 and in exchange for all of CellIt's outstanding preferred and common stock, the Company paid approximately $10.2 million in cash and issued 544 shares of its common stock. The Company is now doing business as Concerto Software and, upon shareholder approval, will become Concerto Software, Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE

To Davox Corporation:

         We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Davox Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated January 18, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 18, 2002

                       DAVOX CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts In Thousands)

                          Balance at       Charged to       Deductions       Balance at
                          Beginning         Costs and         From             End of
                           of Year          Expenses         Reserves           Year
                           -------          --------         --------           ----

Accounts Receivable Reserves:

Fiscal 2001                  $2,255          $1,387           $1,318            $2,324
Fiscal 2000                  $1,631          $1,018             $394            $2,255
Fiscal 1999                  $1,175            $958             $502            $1,631


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors

         The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2001 fiscal year ended December 31, 2001 under the heading "Election of Directors."

Executive Officers

    See Item 4A.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2001 fiscal year ended December 31, 2001, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's 2001 fiscal year ended December 31, 2001, under the headings "Management and Principal Stock Holders of Davox" and "Election of Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS
------------------------------------------------

         The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's 2001 fiscal year ended December 31, 2001, under the headings "Management and Principal Holders of Davox" and "Election of Directors."

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

(a)      Financial Statements and Financial Statement Schedules

         1.  Financial Statements

         The following financial information is incorporated in Item 8 above:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Income for the Years Ended
         December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

(b)      Reports on Form 8-K

         The Company did not file any Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

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

     10.03(2)     1991 Employee Stock Purchase Plan, as amended.

     10.04(1)     1996 Stock Plan of the Registrant, as amended.

     10.05(1) Form of Incentive Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.06(1) Form of Non-Qualified Stock Option Agreement under the Registrant's 1996 Stock Plan.

     10.07(7)     2000 Stock Option Plan of the Registrant.

     10.08(7) Form of Non-Qualified Stock Option Agreement under the Registrant's 2000 Stock Option Plan.

     10.09(8)     2001 Stock Option Plan of the Registrant.

     10.10(8) Form of Non-Qualified Stock Option Agreement under the Registrant's 2001 Stock Option Plan.

     10.11(7)     Executive Compensation Plan.

     10.12(2) Lease agreement between Registrant and Michelson Farm Westford Technology Park VI Limited Partnership for Westford
                  Technology Park Building Six.

     10.13(4) First Amendment to Lease by and between the Registrant and Michaelson Farm - Westford Technology Park Trust VI Limited

                  Partnership for Westford Technology Park Building Six.

     10.14 Lease agreement between CellIt, Inc., a wholly owned subsidiary of Registrant and Codina West Dade Development Corp. No. 4 for Westside Plaza II, 8300 Northwest 33/rd/ Street, Miami, FL 33122.

     10.15 Second Amendment to Lease by and between CellIt, Inc., a wholly owned subsidiary of the Registrant and Prudential Insurance Company of America for Westside Plaza II, 8300 Northwest 33/rd/ Street, Miami, FL 33122.

     10.16 Third Amendment to Lease by and between CellIt, Inc., a wholly owned subsidiary of the Registrant and Prudential
                  Insurance Company of America for Westside Plaza II, 8300 Northwest 33/rd/ Street, Miami, FL 33122.

     10.17 Sublease Agreement by and between CellIt, Inc., a wholly owned subsidiary of Registrant and Velocitel, Inc. for 8200 square feet of Westside Plaza II, 8300 Northwest 33/rd/ Street, Miami, FL 33122.

     10.18(4)(5)  Third-party service provider agreement between the Registrant and Grumman Systems Support Corporation.

     10.19(4)(5)  OEM Agreement by and between the Registrant and Kana
                  Communications, Inc. dated as of November 16, 1999.

     10.20(7) Severance Agreement for David M. Sample, President and Chief Executive Officer.

     10.21(7) Severance Agreement for Jeffrey E. Anderholm, Executive Vice President, Product Group.

     10.22(7) Severance Agreement for Anthony A. Colangelo, Executive Vice President, Worldwide Sales and International Operations.

     10.23(4) Severance Agreement for Mark Donovan, Senior Vice President, Operations & Customer Service.

     10.24(8) Severance Agreement for James D. Foy, President and Chief Executive Officer.

     10.25(8) Severance Agreement and Release for David M. Sample, former President and Chief Executive Officer.

     10.26 Employment Agreement for Alexander Tellez, Executive Vice President, Research and Development.

     10.27 Secured Promissory Note and Assignment Agreement for Alexander Tellez, Executive Vice President, Research and Development.

     10.28 Severance Agreement for Ralph S. Breslauer, Executive Vice President, Sales and Marketing.

     10.29 Severance Agreement for Kristina Lengyel, Vice President, Professional Services.

     10.30 Severance Agreement for Michael J. Provenzano III, Vice President, Finance and Chief Financial Officer.

     10.31(6) Transition and Retention Agreement for Alphonse M. Lucchese, Chairman.

     10.32        Amended to Transition and Retention Agreement for Alphonse M.
                  Lucchese, Chairman.

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

(7) Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2000.

(8) Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on the 12 day of March 2002.

                                Davox Corporation

                                By:   /s/ James D. Foy
                                   -------------------
                                      James D. Foy
                                      Chief Executive Officer
                                         and President

                        POWER OF ATTORNEY

Each person whose signature appears below this Annual Report on Form 10-K hereby constitutes and appoints James D. Foy and Mike J. Provenzano, III and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities (until revoked in writing) to sign all amendments (including post-effective amendments) to this Annual Report on Form 10-K of Davox Corporation, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

       Signature                          Title                   Date
       ---------                          -----                   ----

/s/ James D. Foy                        Chief Executive
------------------                   Officer and President
    James D. Foy                     (Principal Executive
                                            Officer)            March 12, 2002

/s/ Michael J. Provenzano III          Vice President of
-----------------------------         Finance and Chief
    Michael J. Provenzano III          Financial Officer
                                     (Principal Financial
                                            Officer)            March 12, 2002

/s/ Alphonse M. Lucchese                    Director            March 12, 2002
------------------------
    Alphonse M. Lucchese

/s/ Michael D. Kaufman                      Director            March 12, 2002
----------------------
    Michael D. Kaufman

/s/ R. Scott Asen                           Director            March 12, 2002
-----------------
    R. Scott Asen

/s/ Peter Gyenes                            Director            March 12, 2002
----------------
    Peter Gyenes