Form 10-Q
period 2002-03-31
CONCERTO SOFTWARE INC
filed 2002-05-15
CIK 811640

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                         Commission file number 0-15578

                             CONCERTO SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of May 13, 2002: 12,201,995 shares.

                     CONCERTO SOFTWARE, INC. & SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:                                             Page No.
                                                                                  -------
                Consolidated Balance Sheets as of
                March 31, 2002 and December 31, 2001                                    3

                Consolidated Statements of Operations
                for the Three Months Ended
                March 31, 2002 and 2001                                                 4

                Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 2002 and 2001                      5

                Notes to Consolidated Financial Statements                         6 - 11


       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               12 - 16

       Item 3.  Quantitative and Qualitative Disclosures About Market Risks            17


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                                      18

       Item 4.  Submission of Matters to a Vote of Security-Holders                    18

       Item 5.  Other Information                                                      18

       Item 6.  Exhibits and Reports on Form 8-K                                       19

Signatures                                                                             20


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Par Value)

                                                                                         March 31,     December 31,
                                                                                           2002            2001
                                                                                           ----            ----
                               ASSETS                                                   (Unaudited)     (Audited)
Current assets:
     Cash and cash equivalents                                                          $  17,442      $  20,105
     Marketable securities                                                                 28,745         47,838
     Accounts receivable, net of reserves of $2,879 and
          $2,324 in 2002 and 2001, respectively                                            15,422         11,007
     Prepaid expenses and other current assets                                              4,907          5,310
     Deferred tax assets                                                                    5,161          3,791
                                                                                        ---------      ---------
          Total current assets                                                             71,677         88,051

Property and equipment, net                                                                 7,967          6,447
Goodwill                                                                                   17,160           --
Purchased intangible assets, net                                                            6,692           --
Long-term deferred tax assets                                                               2,382          2,382
Other assets                                                                                  559            276
                                                                                        ---------      ---------

                                                                                        $ 106,437      $  97,156
                                                                                        =========      =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $   8,377      $   5,307
     Accrued expenses                                                                      13,121          8,643
     Customer deposits                                                                      5,233          4,664
     Deferred revenue                                                                      11,839          8,074
     Current portion of long-term debt                                                        938           --
                                                                                        ---------      ---------
          Total current liabilities                                                        39,508         26,688

Long-term debt                                                                                559           --
                                                                                        ---------      ---------
     Total liabilities                                                                     40,067         26,688

Stockholders' equity:
     Common stock, $0.10 par value -
          Authorized - 30,000 shares
          Issued - 14,556 shares                                                            1,456          1,456
     Additional paid-in capital                                                            83,043         82,136
     Accumulated foreign currency translation adjustments                                    (351)          (345)
     Retained earnings                                                                      5,532          9,644
                                                                                        ---------      ---------
                                                                                           89,680         92,891
     Treasury stock, 2,301 and 2,247 shares, at cost, in
          2002 and 2001, respectively                                                     (23,310)       (22,423)
                                                                                        ---------      ---------

          Total stockholders' equity                                                       66,370         70,468
                                                                                        ---------      ---------

                                                                                        $ 106,437      $  97,156
                                                                                        =========      =========


The accompanying notes are an integral part of these consolidated financial statements

                          ITEM 1. FINANCIAL STATEMENTS
                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,

                                                  2002          2001
                                                  ----          ----

Product revenue                                 $ 10,625      $ 11,903
Service revenue                                   12,700        13,029
                                                --------      --------
     Total revenue                                23,325        24,932
                                                --------      --------

Cost of product revenue                            2,014         1,970
Cost of service revenue                            6,341         7,308
                                                --------      --------
     Total cost of revenue                         8,355         9,278
                                                --------      --------

     Gross profit                                 14,970        15,654
                                                --------      --------

Operating expenses:
Research, development and engineering              4,064         4,746
Selling, general and administrative               11,204        11,365
Non-recurring merger and integration costs         3,112          --
Restructuring costs                                2,030          --
Amortization of purchased intangible assets          368          --
                                                --------      --------
     Total operating expenses                     20,778        16,111
                                                --------      --------

     Loss from operations                         (5,808)         (457)

Other income (primarily interest income)             327           938
                                                --------      --------

     Income (loss) before provision for
         (benefit from) income taxes              (5,481)          481

Provision for (benefit from) income taxes         (1,371)          149
                                                --------      --------

     Net income (loss)                          ($ 4,110)     $    332
                                                ========      ========

Earnings/(loss) per share:
     Basic                                      ($  0.33)     $   0.03
                                                ========      ========
     Diluted                                    ($  0.33)     $   0.03
                                                ========      ========

Weighted average shares outstanding:

     Basic                                        12,534        12,683
                                                ========      ========
     Diluted                                      12,534        13,230
                                                ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                           2002          2001
                                                                           ----          ----
Cash Flows from Operating Activities:
   Net income/(loss)                                                     ($ 4,110)    $    332
   Adjustments to reconcile net income/(loss) to net cash
   used in operating activities -
      Write-off of prepaid OEM software licenses                            1,127          --
      Depreciation and amortization                                         1,220          983
      Deferred tax assets                                                  (1,370)         --
      Tax benefit from exercise of stock options                             --             16
      Changes in current assets and liabilities (net of acquisition of CellIt, Inc.)-
         Accounts receivable                                               (2,773)      (2,243)
         Prepaid expenses and other current assets                            (13)         752
         Accounts payable                                                     878          571
         Accrued expenses                                                     356       (1,145)
         Customer deposits                                                    346         (441)
         Deferred revenue                                                   1,461          690
                                                                         --------     --------
            Net cash  used in operating activities                         (2,878)        (485)
                                                                         --------     --------

Cash Flows From Investing Activities:
   Acquisition of CellIt, Inc., net of cash acquired                      (10,931)         --
   Purchases of property and equipment                                       (441)      (1,662)
   Increase in other assets                                                  (139)        (198)
   Purchases of marketable securities                                        --        (11,390)
   Maturities of marketable securities                                     19,092        8,946
                                                                         --------     --------
           Net cash provided by (used in) investing activities              7,581       (4,304)
                                                                         --------     --------

Cash Flows From Financing Activities:
   Payments of long term debt                                              (2,077)         --
   Proceeds from exercise of stock options                                    296          316
   Proceeds from employee stock purchase plan                                 163          196
   Purchases of treasury stock                                             (5,726)        (225)
                                                                         --------     --------
           Net cash (used in) provided by financing activities             (7,344)         287
                                                                         --------     --------
Effect of exchange rate changes on cash and cash equivalents                  (22)          63
                                                                         --------     --------

Net decrease in cash and cash equivalents                                  (2,663)      (4,439)

Cash and cash equivalents, beginning of period                             20,105       61,758
                                                                         --------     --------
Cash and cash equivalents, end of period                                 $ 17,442     $ 57,319
                                                                         ========     ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for income taxes                          $     49     $     55
                                                                         ========     ========

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of CellIt, Inc.:

Fair value of assets acquired                                            $ 24,220     $    --
Less:
   Cash paid                                                               10,180          --
   Fair value of common stock issued                                        5,287          --
   Accrued acquisition costs                                                1,325          --
                                                                         --------     --------
Net liabilities assumed                                                  $  7,428     $    --
                                                                         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In Thousands, Except Share and Per Share Data)

1. Basis of Preparation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 000-15578, that was filed with the Securities and Exchange Commission on March 15, 2002. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. The results of operations for the three-month period ended March 31, 2002 may not be indicative of the results that may be expected for the next quarter or the full fiscal year.

Effective May 2, 2002, the Company's name change from Davox Corporation to Concerto Software, Inc. was formally approved by the shareholders of the Company.

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

     SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for the delivered elements of a multiple-element arrangement. In such circumstances, the Company defers the fair

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In Thousands, Except Share and Per Share Data)

3. Revenue Recognition (continued)

value of the undelivered elements and recognizes, as revenue, the remaining value for the delivered elements.

     Revenues for consulting, implementation and educational services are recognized over the period in which the services are provided. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue in the accompanying balance sheet.

4. Acquisition of CellIt, Inc.

     On January 14, 2002 (the Acquisition Date) the Company acquired, for aggregate consideration of $16.8 million, which includes acquisition costs incurred of approximately $1.3 million, all of the outstanding stock of CellIt, Inc. (CellIt), a Florida corporation, by means of a merger of AP Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of the Company, with and into CellIt pursuant to an Agreement and Plan of Merger dated as of January 10, 2002 (the Merger). CellIt was a privately held provider of comprehensive, unified CIM solutions for contact centers and the aggregate consideration included approximately $10.2 million in cash, 544,366 shares of the Company's common stock valued at approximately $5.3 million and approximately $1.3 million of acquisition costs.

     The acquisition of CellIt was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, the purchase price was allocated as follows:

Adjusted net balances of CellIt assumed:
   Current assets                                                    $ 2,455
   Fixed assets and other long-term assets                             2,069
   Current liabilities                                                (8,268)
   Debt and other long-term liabilities                               (3,684)
Acquired technology                                                    6,000
Customer relationships                                                   490
Employment contracts and non-compete agreements                          570
Goodwill                                                              17,160
                                                                     -------
                                                                     $16,792
                                                                     -------

     The value of acquired technology, customer relationships and employment contracts and non-compete agreements was determined based on an appraisal performed by an independent third party. These intangible assets are all being amortized on a straight-line basis over their estimated

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In Thousands, Except Share and Per Share Data)

4. Acquisition of CellIt, Inc. (continued)

useful lives of four years. Goodwill is not being amortized, but will be measured for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and CellIt as if the acquisition occurred on January 1, 2001, after giving effect to certain adjustments, including amortization expense. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or of the results that may be obtained in the future.


                                                                      Three Months Ended          Twelve Months Ended
                                                                        March 31, 2002             December 31, 2001
                                                                        --------------             -----------------
Revenues                                                                  $ 23,508                    $  99,359
Net loss                                                                  $ (4,423)                   $ (18,040)
Net loss per basic and fully diluted common share                         $  (0.35)                   $   (1.37)

     Also during the first quarter of 2002 in connection with the acquisition of CellIt, a one-time merger and integration charge of approximately $3.1 million was recorded. Included in this charge were one-time expenses associated with the merger, such as transition employee costs, travel, training and corporate re-branding efforts associated with the Company's name change. Also included in the one-time charge was the write-off of $1.1 million of prepaid software licenses under an OEM agreement with a third party vendor given that a similar technology was obtained in the CellIt acquisition.

5. Restructuring Costs

     For the three months ended March 31, 2002, the Company incurred a non-recurring restructuring charge of approximately $2.0 million, representing severance and related costs as a result of a reduction in its workforce by 48 people, or approximately 9% of its total employees. All functional areas were affected by the reductions.

     Cash payments related to the Company's restructurings totaled $966 for the three month period ending March 31, 2002 and $1.8 million in restructuring liabilities remain in accrued expenses in the accompanying balance sheet at March 31, 2002.

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In Thousands, Except Share and Per Share Data)

5. Restructuring (continued)

     A summary of the restructuring accrual activity during the period is as follows:

                                                            Three Months Ended
                                                                March 31,
                                                                  2002
                                                                  ----

              Balance, beginning of period                      $  750
              Provision                                          2,030
              Severance payments                                  (941)
              Facilities related payments                          (25)
                                                                ------
              Balance, end of period                            $1,814
                                                                ======

6. Earnings per share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                           Three Months Ended
                                                               March 31,
                                                           2002          2001
                                                           ----          ----

Basic weighted average shares outstanding                 12,534        12,683

Effect of dilutive stock options                             --            547
                                                          ------        ------

Diluted weighted average shares outstanding               12,534        13,230
                                                          ======        ======


     For the three months ended March 31, 2002 and 2001, 3,766,068 and 1,685,359 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In Thousands, Except Share and Per Share Data)

7. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

                                                       Three Months Ended
                                                            March 31,
                                                       2002           2001
                                                       ----           ----

        Net income (loss)                            ($4,110)         $332

        Foreign currency translation adjustments          (6)           63
                                                     --------         ----
        Comprehensive income (loss)                  ($4,116)         $395
                                                     ========         ====





8. Segment and Geographic Information

     The Company has three primary product lines: its Ensemble Customer Contact Suite, Unison Call Management System and ContactPro System. The following table represents the Company's percentage of product revenue by product line for the three months ended March 31, 2002 and 2001:

                                                     Three Months Ended
                                                          March 31,
                                                          --------
                                                   2002              2001
                                                   ----              ----

          Unison                                   68.0%             84.5%
          Ensemble                                 23.4              10.3
          ContactPro                                6.3                -
          Other                                     2.3               5.2
                                                  -----             -----
            Total                                 100.0%            100.0%
                                                  =====             =====

     Product revenue from international sources totaled approximately $3.6 million and $5.1 million for the first quarter of 2002 and 2001, respectively. The Company's revenue from international sources was primarily generated from customers located in the U.K., Europe and Asia/Pacific. Substantially all of the Company's product revenue for the periods presented was shipped from its headquarters located in the United States.

     The following table represents the Company's percentage of product revenue by geographic region for the three months ended March 31, 2002 and 2001:

                                                      Three Months Ended
                                                          March 31,
                                                    2002              2001
                                                    ----              ----

           U.S.                                     66.6%             56.7%
           U.K.                                      7.4              26.0
           Asia/Pacific                             20.5              13.5
           Europe                                    2.9               2.2
           Other                                     2.6               1.6
                                                     ---               ---
              Total                                100.0%            100.0%
                                                   ======            ======



Substantially all of the Company's assets are located in the United States.

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In Thousands, Except Share and Per Share Data)

9. Reimbursed Expenses

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursement received for out-of-pocket expense. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company has adopted Topic D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements for prior periods have been reclassified to comply with the guidance in Topic D-103. During the quarters ended March 31, 2002 and March 31, 2001, the reimbursed out-of-pocket expenses totaled $145,000 and $235,000 respectively, which has been reflected as service revenues and cost of service revenues in accordance with Topic D-103 in the accompanying statements of operations for both periods presented.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On January 14, 2002 the Company acquired, for aggregate consideration of $16.8 million, which includes acquisition costs of $1.3 million, all of the outstanding stock of CellIt, Inc. (CellIt), a Florida corporation. The aggregate consideration included approximately $10.2 in cash and 544,366 shares of the Company's common stock valued at approximately $5.3 million. The Company's results for the three months ended March 31, 2002, include the results of operations for CellIt from January 14, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

     Total revenue for the first quarter of 2002 decreased approximately $1.4 million, or 5.6%, to $23.3 million compared to the same period in 2001.

     Product revenue for the first quarter of 2002 decreased approximately $1.3 million, or 10.7%, to $10.6 million compared to the same period in 2001. The decrease in product revenue for the first quarter of 2002, is due to the continued effect of the weakened North American economy and the resulting decrease in IT spending. During the first quarter of 2002, product revenue attributed to CellIt product was approximately $0.6 million.

     Cost of product revenue for the first quarter of 2002 increased approximately $44,000, or 2.3%, to $2.0 million compared to the same period in 2001. As a percentage of product revenue, the cost of product revenue increased by 2.4% to 18.9% in the first quarter of 2002 compared to 16.5% for the same period in 2001. The increase in the cost of product revenue and decrease in product gross margin was due primarily to the product revenue mix which resulted in a higher cost of hardware components in first quarter 2002 shipments versus 2001, which resulted in the higher cost contribution.

     Service revenue for the first quarter of 2002 decreased approximately $329,000, or 2.5%, to $12.7 million compared to the same period in 2001. The decrease in service revenue was due primarily to decreased implementation, professional services, and educational services revenue in the first quarter of 2002 compared to the same period in 2001 as a result of lower product revenue. During the first quarter of 2002, service revenue attributed to CellIt activity was approximately $0.5 million.

     Cost of service revenue for the first quarter of 2002 decreased approximately $967,000, or 13.2%, to $6.3 million compared to the same period in 2001. As a percentage of service revenue, the cost of service revenue decreased by 6.2% to 49.9% in the first quarter of 2002 compared to the same period in 2001. The decrease in service cost of revenue and increase in service gross margin during the first quarter of 2002 was due primarily to decreased headcount and payroll related expenses due to the restructurings undertaken by the company in late 2001, combined with the continued focus to decrease discretionary expenses, such as the use of outside contractors.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     Research, development and engineering expenses decreased approximately $682,000, or 14.4%, to $4.1 million for the first quarter of 2002 compared to the same period in 2001. The decrease was primarily due to decreased headcount and payroll related expenses and consulting costs compared to the same period in 2001.

     Selling, general and administrative expenses decreased by approximately $161,000, or 1.4%, to $11.2 million for the first quarter of 2002 compared to the same period in 2001. The decrease was principally due to lower commission and bonus expense related to the lower product revenue in the first quarter of 2002 compared to the same period in 2001.

     During the first quarter of 2002, the Company recorded non-recurring merger and integration related charges totaling approximately $3.1 million due to the purchase of CellIt Inc. The components of the merger charge included employee costs, training, corporate re-branding efforts associated with the Company's name change and the write-off of $1.1 million of prepaid software licenses under an OEM agreement with a third-party vendor given that similar technology was obtained in the CellIt acquisition and the licenses were no longer realizable.

     During the first quarter of 2002, primarily in connection with the acquisition of CellIt, Inc., the Company recorded a restructuring charge totaling approximately $2.0 million. The components of the restructuring charge included a reduction in workforce of approximately 48 people or 9% of the Company's total workforce, which effected all functional areas.

     In the first quarter of 2002, the Company recorded approximately $368,000 of amortization expense related to the intangible assets acquired from CellIt.

     Other income in 2002 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income decreased 65.1% for the first quarter of 2002 compared to the same period in 2001. The decrease in the first quarter 2002, was due to lower average cash balances primarily as a result of the repurchase of 658,500 shares of the Company's common stock under its stock repurchase program at an aggregate cost of $5.7 million and the purchase of CellIt for cash consideration of $10.2 million, combined with lower interest rates and investment yields compared to the same period in 2001.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. For the first quarter of 2002, the Company recorded a net loss of $4.1 million. As a result, during the first quarter of 2002, the Company recorded a $1.4 million benefit from income taxes using a 25% effective tax rate. The effective tax rate of 25% is less than the combined statutory federal and state tax rates as a result of tax deductions anticipated to be realized in connection with the acquisition of CellIt combined with the utilization of others available tax credits.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $17.4 million, as well as its marketable securities of approximately $28.7 million. At December 31, 2001, the Company's cash and cash equivalent balances were approximately $20.1 million and its marketable securities were approximately $47.8 million. The first quarter 2002 overall decrease of approximately $21.8 million in the total cash and marketable securities balances was due primarily to the purchase of CellIt Inc. for total cash consideration of $10.2 million, the payment of $1.9 million outstanding under CellIt's bank credit facility, payments associated with the non-recurring restructuring and merger and integration related expenses totaling $2.6 million and $5.7 million to repurchase 658,500 shares of the Company's common stock.

     Net cash used in operating activities for the first three months of 2002 was approximately $2.9 million compared to cash used in operating activities of approximately $485,000 for the same period in 2001. The increase in cash used in operating activities for the first three months of 2002 was due to less favorable operating results primarily due to the non-recurring merger and integration and restructuring costs incurred.

     The Company's primary investing activities were the acquisition of CellIt, Inc. and the purchases and maturities of marketable securities. The acquisition of CellIt, Inc. generated a cash outflow of $10.9 million in the first quarter of 2002, which includes the payment of some acquisition related fees. The purchases and maturities of marketable securities generated a net cash inflow of approximately $19.1 million during the first three months of 2002, compared to a net cash outflow of approximately $2.4 million during the same period in 2001.

     Cash used in financing activities during the first three months of 2002 totaled approximately $7.3 million and was generated primarily from the repurchase of 658,500 shares of the Company's common stock for approximately $5.7 million and the payment of long term debt of approximately $2.1 million. Cash provided by financing activities during the first three months of 2001 totaled approximately $303,000 and was generated from proceeds from exercises of stock options and from purchases of stock through the Company's employee stock purchase plan, which was partially offset by the repurchase of 20,000 shares of the Company's common stock for approximately $225,000.

     At March 31, 2002, the working capital of the Company decreased to approximately $32.2 million from approximately $61.4 million as of December 31, 2001. The overall decrease of approximately $29.2 million in the working capital was related to the previously noted reductions in cash and marketable securities balances due primarily to the acquisition of CellIt and its related cash requirements combined with the repurchase of the Company's 658,500 shares of its common stock. Another factor was the assumption of CellIt's net current liabilities.

     The Company's contractual obligations for future payments as of March 31, 2002 were composed of operating leases for the various office spaces leased by the Company, including the space acquired as a result of the merger with CellIt.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

A summary of the amounts due under these operating leases is as follows:

                           (Amounts Are In Thousands)
                             Payments Due by Period
--------------------------------------------------------------------------------
   Contractual                                     1-3       4-5        After 5
    Obligation        Total   Less than 1 year    years     years        years
   -----------        -----   ----------------    -----     -----       -------
 Operating Leases   $14,157        $3,142        $5,664    $1,590       $3,761
--------------------------------------------------------------------------------

     Management believes, based on its current operating plan, that the Company's existing cash and marketable securities balances and anticipated cash generated from operations are sufficient to meet the Company's cash requirements for the next twelve months.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISKS

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     As of March 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company's investments are primarily short-term, Euro dollar bonds, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

     As of March 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133.

Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months ending March 31, 2002. Currently, the Company does not engage in foreign currency hedging activities

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results. The Company's future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, competition and competitive pricing pressures, technological change, new product introduction and market acceptance, the ability of the Company to attract and retain key personnel and general economic conditions in the United States and worldwide markets served by the Company; and those other factors discussed from time to time in the Company's public reports filed with the Securities and Exchange Commission, such as those discussed under "Certain Factors That May Affect Future Results" in the Company's quarterly reports on Form 10-Q and annual report on Form 10-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

Item 4. Submission of Matters to a Vote of Security-Holders

          The annual meeting of security-holders of the Company was held on May 2, 2002. The number of directors was fixed at five and the following persons were elected as directors:

                                                             Total Votes Against
Nominee                         Total Votes for Nominee            Nominee

Alphonse M. Lucchese                   11,748,500                  121,777
Michael D. Kaufman                     10,943,100                  927,177
R. Scott Asen                          11,746,400                  123,877
James D. Foy                           10,764,723                1,105,554
Peter Gyenes                           11,746,400                  123,877

     An amendment to the Company's Restated Certificate of Incorporation, as amended, to change the name of the Company to Concerto Software, Inc. was adopted and approved, with 11,718,364 shares voting in favor, 27,983 shares voting against and 30,523 shares abstaining.

Item 5. Other Information

          Proposal of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 6, 2002. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 20, 2003. In order to curtail any controversy as to the date, on which a proposal was received by the Company, it is suggested that proponents submit their proposal by Certified Mail, Return Receipt Requested.

Item 6. Exhibits and Reports on Form 8-K

(a)  List of Exhibits

              Exhibit
              Number                   Description of Exhibit
              ------                   ----------------------

              10.33 Amendment #2 to Transition and Retention Agreement for Alphonse M. Lucchese, Chairman

(b) On January 28, 2002 the Company filed Form 8-K relating to its acquisition of CellIt, Inc., attaching the documentation/agreements thereto.

(c) On March 29, 2002, the Company filed Form 8-K/A relating to its acquisition of CellIt, Inc. and providing the relevant audited consolidated CellIt, Inc. financial statements and relevant unaudited pro forma combined condensed financial statements.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONCERTO SOFTWARE, INC.


Date: May 15, 2002                        By: /s/ James D. Foy
                                              ----------------
                                              James D. Foy
                                              Chief Executive Officer
                                              and President (Principal
                                              Executive Officer)



Date: May 15, 2002                        By: /s/ Michael J. Provenzano III
                                              -----------------------------
                                              Michael J. Provenzano III
                                              Vice President of Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer)