Form 10-Q
period 2002-06-30
CONCERTO SOFTWARE INC
filed 2002-08-14
CIK 811640

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                  YES X    NO ___
                                     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.10 per share, outstanding as of August 12, 2002: 11,878,860 shares.

                     CONCERTO SOFTWARE, INC. & SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:                                           Page No.
                                                                                -------
                Consolidated Balance Sheets as of
                June 30, 2002 and December 31, 2001                                    3

                Consolidated Statements of Operations
                for the Three Months and Six Months Ended
                June 30, 2002 and 2001                                                 4

                Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 2002 and 2001                        5

                Notes to Consolidated Financial Statements                        6 - 12

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              13 - 17

       Item 3.  Quantitative and Qualitative Disclosures About Market Risks           18


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                                     19

       Item 5.  Other Information                                                     19

       Item 6.  Exhibits and Reports on Form 8-K                                      19

                Signatures                                                            20

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Par Value)
                                   (Unaudited)

                                                                                         June 30,          December 31,
                                    ASSETS                                                 2002                2001
                                                                                           ----                ----
Current assets:
     Cash and cash equivalents                                                         $   23,269           $  20,105
     Marketable securities                                                                 17,719              47,838
     Accounts receivable, net of reserves of $3,163 and
          $2,324 in 2002 and 2001, respectively                                            16,619              11,007
     Prepaid expenses and other current assets                                              5,914               5,310
     Deferred tax assets                                                                    5,161               3,791
                                                                                       ----------           ---------
          Total current assets                                                             68,682              88,051

Property and equipment, net                                                                 7,380               6,447
Goodwill                                                                                   17,160                   -
Purchased intangible assets, net                                                            6,251                   -
Deferred tax asset                                                                          2,382               2,382
Other assets                                                                                  518                 276
                                                                                       ----------           ---------
                                                                                       $  102,373           $  97,156
                                                                                       ==========           =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                        828                   -
     Accounts payable                                                                  $    7,152           $   5,307
     Accrued expenses                                                                      12,670               8,643
     Customer deposits                                                                      4,908               4,664
     Deferred revenue                                                                      12,504               8,074
                                                                                       ----------           ---------
          Total current liabilities                                                        38,062              26,688

Long-term debt                                                                                421                   -
                                                                                       ----------           ---------
     Total liabilities                                                                     38,483              26,688

Stockholders' equity:
     Common stock, $0.10 par value -
          Authorized - 30,000 shares
          Issued - 14,556 shares                                                            1,456               1,456
     Additional paid-in capital                                                            82,924              82,136
     Accumulated foreign currency translation adjustments                                    (379)               (345)
     Retained earnings                                                                      5,779               9,644
                                                                                       ----------           ---------
                                                                                           89,780              92,891
     Treasury stock, 2,605 and 2,247 shares, at cost, in
          2002 and 2001, respectively                                                     (25,890)            (22,423)
                                                                                       ----------           ---------
          Total stockholders' equity                                                       63,890              70,468
                                                                                       ----------           ---------
                                                                                       $  102,373           $  97,156
                                                                                       ==========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                             Three Months Ended                   Six Months Ended
                                                                 June 30,                             June 30,
                                                                 --------                             --------
                                                           2002              2001               2002               2001
                                                           ----              ----               ----               ----
Product revenue                                        $ 11,544         $  12,369         $   22,169          $  24,273
Service revenue                                          13,160            13,417             25,860             26,445
                                                       --------         ---------         ----------          ---------
     Total revenue                                       24,704            25,786             48,029             50,718
                                                       --------         ---------         ----------          ---------

Cost of product revenue                                   2,147             2,171              4,161              4,154
Cost of service revenue                                   6,391             7,010             12,732             14,305
                                                       --------         ---------         ----------          ---------
     Total cost of revenue                                8,538             9,181             16,893             18,459
                                                       --------         ---------         ----------          ---------

     Gross profit                                        16,166            16,605             31,136             32,259
                                                       --------         ---------         ----------          ---------

Operating expenses:
Research, development and engineering                     3,996             4,966              8,060              9,712
Selling, general and administrative                      11,585            11,438             22,789             22,803
Non-recurring merger and integration costs                    -                 -              3,112                  -
Restructuring costs                                           -                 -              2,030                  -
Amortization of purchased intangible assets                 441                 -                809                  -
                                                       --------         ---------         ----------          ---------
     Total operating expenses                            16,022            16,404             36,800             32,515
                                                       --------         ---------         ----------          ---------

     Income (loss) from operations                          144               201             (5,664)              (256)
Other income (primarily interest income)                    183               683                511              1,621
                                                       --------         ---------         ----------          ---------

     Income (loss) before provision for
         (benefit from) income taxes                        327               884             (5,153)             1,365
Provision for (benefit from) income taxes                    82               274             (1,288)               424
                                                       --------         ---------         ----------          ---------
     Net income (loss)                                 $    245         $     610            ($3,865)         $     941
                                                       ========         =========         ==========          =========

Earnings (loss) per share:
     Basic                                             $   0.02         $    0.05             ($0.31)         $    0.07
                                                       ========         =========         ==========          =========
     Diluted                                           $   0.02         $    0.05             ($0.31)         $    0.07
                                                       ========         =========         ==========          =========

Weighted average shares outstanding:
     Basic                                               12,152            12,784             12,440             12,737
                                                       ========         =========         ==========          =========
     Diluted                                             12,313            13,218             12,440             13,229
                                                       ========         =========         ==========          =========

   The accompanying notes are an integral part of these consolidated financial statements.

                          ITEM 1. FINANCIAL STATEMENTS
                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                               --------
                                                                                          2002          2001
                                                                                          ----          ----
Cash Flows from Operating Activities:
   Net income (loss)                                                                    ($3,865)     $    941
   Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities -
      Write-off of prepaid OEM software licenses                                          1,127             -
      Depreciation and amortization                                                       2,945         2,005
      Deferred taxes                                                                     (1,370)            -
      Tax benefit from exercise of stock options                                              -           171
      Changes in current assets and liabilities (net of acquisition of CellIt, Inc.) -
         Accounts receivable                                                             (3,992)          584
         Prepaid expenses and other current assets                                       (1,005)         (612)
         Accounts payable                                                                  (350)         (341)
         Accrued expenses                                                                   (99)         (501)
         Customer deposits                                                                   20          (390)
         Deferred revenue                                                                 2,129         2,130
                                                                                        --------     ---------
            Net cash (used in) provided by operating activities                          (4,460)        3,987
                                                                                        --------     ---------

Cash Flows From Investing Activities:
   Acquisition of CellIt, Inc., net of cash acquired                                    (10,945)            -
   Purchases of property and equipment                                                   (1,156)       (2,834)
   Increase in other assets                                                                 (99)         (354)
   Purchases of marketable securities                                                    (6,075)      (56,558)
   Maturities of marketable securities                                                   36,194        43,343
                                                                                        --------     ---------
           Net cash provided by (used in) investing activities                           17,919       (16,403)
                                                                                        --------     ---------

Cash Flows From Financing Activities:
   Payments of long term debt                                                            (2,325)            -
   Proceeds from exercise of stock options                                                1,463           327
   Proceeds from employee stock purchase plan                                               163           198
   Purchases of treasury stock                                                           (9,590)         (874)
                                                                                        --------     ---------
           Net cash used in financing activities                                        (10,289)         (349)
                                                                                        --------     ---------

Effect of exchange rate changes on cash and cash equivalents                                 (6)          (85)
                                                                                        --------     ---------

Net increase (decrease) in cash and cash equivalents                                      3,164       (12,850)

Cash and cash equivalents, beginning of period                                           20,105        61,758
                                                                                        --------     ---------
Cash and cash equivalents, end of period                                                $23,269      $ 48,908
                                                                                        ========     =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for income taxes                                         $    49      $    227
                                                                                        ========     =========

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of CellIt, Inc.
Fair value of assets acquired                                                           $24,220      $      -
Less:
   Cash paid                                                                             10,180             -
   Fair value of common stock issued                                                      5,287             -
   Acquisition costs                                                                      1,325             -
                                                                                        --------            -
Net liabilities assumed                                                                 $ 7,428      $      -
                                                                                        ========     =========

     The accompanying notes are an integral part of these consolidated financial statements.

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

1.       Basis of Preparation

         The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, Commission File No. 000-15578, that was filed with the Securities and Exchange Commission on March 15, 2002. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six-month periods ended June 30, 2002 may not be indicative of the results that may be expected for the next quarter or the full fiscal year.

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

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

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

4.       Acquisition of CellIt, Inc.

         On January 14, 2002 the Company acquired, for aggregate consideration of $16.8 million, which includes acquisition costs incurred of approximately $1.3 million, all of the outstanding stock of CellIt, Inc. (CellIt), a Florida corporation, by means of a merger of AP Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of the Company, with and into CellIt pursuant to an Agreement and Plan of Merger dated as of January 10, 2002. CellIt was a privately held provider of comprehensive, unified Customer Interaction Management (CIM) solutions for contact centers and the aggregate consideration included approximately $10.2 million in cash, 544 shares of the Company's common stock valued at approximately $5.3 million and approximately $1.3 million of acquisition costs.

         The acquisition of CellIt was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations. Accordingly, the purchase price was allocated based on fair value as follows:

Adjusted net balances of CellIt assumed:
   Current assets                                                $  2,455
   Fixed assets and other non-current assets                        2,069
   Current liabilities                                             (8,268)
   Debt and other long-term liabilities                            (3,684)
Acquired technology                                                 6,000
Customer relationships                                                490
Employment contracts and non-compete agreements                       570
Goodwill                                                           17,160
                                                                   ------
                                                                 $ 16,792

         The value of acquired technology, customer relationships, employment contracts and non-compete agreements was determined based on an appraisal performed by an independent third party. These intangible assets are all being amortized on a straight-line basis over their estimated useful lives of four years. Goodwill is not being amortized, but will be measured for

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

4.       Acquisition of CellIt, Inc. (continued)

impairment in accordance with SFAS No. 142, Goodwill and Other Intangible
Assets.

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

                                                            Six Months Ended    Six Months Ended
                                                             June 30, 2002       June 30, 2001
                                                             -------------       -------------
Revenues                                                            48,212              53,576
Net loss                                                            (4,178)             (6,792)
Net loss per basic and fully diluted common share            $       (0.33)      $       (0.51)

         Also during the six months ended June 30, 2002 in connection with the acquisition of CellIt, a one-time merger and integration charge of approximately $3.1 million was recorded. Included in this charge were one-time expenses associated with the merger, such as transition employee costs, travel, training and corporate re-branding efforts associated with the Company's name change. Also included in the one-time charge was the write-off of $1.1 million of prepaid software licenses under an OEM agreement with a third party vendor given that a similar technology was obtained in the CellIt acquisition.

5.       Restructuring Costs

         For the six months ended June 30, 2002, the Company incurred a restructuring charge of approximately $2.0 million, representing severance and related costs as a result of a reduction in its workforce by 48 people, or approximately 9% of its total employees. All functional areas were affected by the reductions.

         Cash payments related to the Company's restructurings totaled $843 and $1,809 for the three and six month periods ended June 30, 2002 and $971 in restructuring liabilities remain in accrued expenses in the accompanying balance sheet at June 30, 2002.

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

5.       Restructuring Costs (continued)

         A summary of the restructuring accrual activity during the period is as follows:

                                                                Three Months Ended   Six Months Ended
                                                                     June 30,            June 30,
                                                                       2002                2002
                                                                       ----                ----
              Balance, beginning of period                            $1,814            $   750
                   Provision                                             -                2,030
                   Severance payments                                   (838)            (1,779)
                   Facilities-related payments                            (5)               (30)
                                                                      -------           --------
                         Balance, end of period                       $  971            $   971
                                                                      =======           ========



6.       Earnings per share

         Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
                                                                              --------                    --------
                                                                         2002          2001          2002          2001
                                                                         ----          ----          ----          ----
Basic weighted average shares outstanding                               12,152        12,784        12,440        12,737

Effect of dilutive stock options                                           161           434             -           492
                                                                        ------        ------        ------        ------

Diluted weighted average shares outstanding                             12,313        13,218        12,440        13,229
                                                                        ======        ======        ======        ======


         For the three months ended June 30, 2002 and 2001, 3,717 and 1,588 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive. For the six months ended June 30, 2002 and 2001, 3,791 and 1,611 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

7.       Comprehensive Income (Loss)


         The components of comprehensive income (loss) are as follows:

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
                                                                          --------                    --------
                                                                     2002           2001         2002          2001
                                                                     ----           ----         ----          ----
        Net income (loss)                                            $245           $610       ($3,865)        $941

        Foreign currency translation adjustments                      (28)          (151)          (35)         (90)
                                                                     -----          -----      --------        -----

        Comprehensive income (loss)                                  $217           $459       ($3,900)        $851
                                                                     =====          =====      ========        =====

8.       Segment and Geographic Information

         The Company has three primary product lines: its Ensemble(TM) Customer Contact Suite, Unison(R) Call Management System and ContactPro(TM) System. The following table represents the Company's percentage of product revenue by product line for the three and six months ended June 30, 2002 and 2001:

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                    2002              2001              2002             2001
                                                    ----              ----              ----             ----
           Unison                                     42.4%             84.5%             54.0%            84.5%
           Ensemble                                   21.5              12.9              22.3             11.6
           ContactPro                                 34.5               -                22.0              -
           Other                                       1.6               2.6               1.7              3.9
                                                     ------            ------            ------           ------
             Total                                   100.0%            100.0%            100.0%           100.0%
                                                     ======            ======            ======           ======


         Product revenue from international sources for the three and six months ended June 30, 2002 and June 30, 2001 totaled approximately $3.5 million and $4.3 million for the three month period ended and $7.0 million and $9.4 million for the six month period ended, respectively. The Company's revenue from international sources was primarily generated from customers located in the U.K., Europe and Asia/Pacific. Substantially all of the Company's product revenue for the periods presented was shipped from its headquarters located in the United States.

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

8.       Segment and Geographic Information (continued)

         The following table represents the Company's percentage of product revenue by geographic region for the three months ended June 30, 2002 and 2001:


                                           Three Months Ended                  Six Months Ended
                                                June 30,                           June 30,
                                                --------                           --------
                                         2002              2001              2002             2001
                                         ----              ----              ----             ----
           U.S.                          70.1%             65.5%             68.4%            61.3%
           Asia/Pacific                  14.2              10.5              17.1             11.9
           U.K.                           8.1              17.4               7.8             21.7
           Europe                         7.5               6.6               5.3              4.4
           Other                          0.1                 -               1.4              0.7
                                        -----             -----             -----            -----
              Total                     100.0%            100.0%            100.0%           100.0%
                                        =====             =====             =====            =====

  Substantially all of the Company's assets are located in the United States.

9.       Reimbursed Expenses

         In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursement received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company has adopted Topic D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements herein for prior periods have been reclassified to comply with the guidance in Topic D-103. During the three and six months ended June 30, 2002 and June 30, 2001, the reimbursed out-of-pocket expenses totaled $247 and $203 for the three months ended and $392 and $438 for the six months ended, respectively, which has been reflected as service revenues and cost of services revenues in accordance with Topic D-103 in the accompanying statements of operations for all periods presented.

10.      New accounting standards

         SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

                    CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

10.      New accounting standards (continued)

Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

         The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

         On January 14, 2002 the Company acquired, for aggregate consideration of $16.8 million, which includes acquisition costs of $1.3 million, all of the outstanding stock of CellIt, Inc. (CellIt), a Florida corporation. The aggregate consideration included approximately $10.2 million in cash and 544,366 shares of the Company's common stock valued at approximately $5.3 million

Three and Six Months Ended June 30, 2002 and 2001

         Total revenue for the three months ended June 30, 2002 decreased approximately $1.1 million or 4.2%, to $24.7 million compared to the same period in 2001. Total revenue for the first six months of 2002 decreased approximately $2.7 million, or 5.3%, to $48.0 million compared to the same period in 2001.

         Product revenue for the three months ended June 30, 2002 decreased approximately $825,000, or 6.7%, to $11.5 million compared to the same period in 2001. Product revenue for the first six months of 2002 decreased approximately $2.1 million, or 8.7%, to $22.2 million compared to the same period in 2001. The decrease in product revenue for the three and six months ended June 30, 2002, is due primarily to the continued effect of the weakened North American economy and the resulting decrease in IT spending. During the three and six month period ended June 30, 2002, product revenue attributed to CellIt product was approximately $4.0 million and $4.9 million, respectively.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Cost of product revenue for three months ended June 30, 2002 decreased approximately $24,000, or 1.1%, to $2.1 million compared to the same period in 2001. Cost of product revenue for the first six months of 2002 increased approximately $7,000, or 0.2%, to $4.2 million compared to the same period in 2001. As a percentage of product revenue, the cost of product revenue increased by 1.0% to 18.6% in the second quarter of 2002 compared to 17.6% for the same period in 2001. As a percentage of product revenue, the cost of product revenue increased by 1.7% to 18.8% in the first six months of 2002 compared to 17.1% for the same period in 2001. The decrease in product gross margin was due primarily to product mix, which resulted in a higher cost of hardware components shipments in the three and six months ended June 30, 2002, versus the same periods in 2001.

         Service revenue for the second quarter of 2002 decreased approximately $257,000, or 1.9%, to $13.2 million compared to the same period in 2001. Service revenue for the first six months of 2002 decreased approximately $585,000, or 2.2%, to $25.9 million compared to the same period in 2001. The decrease in service revenue was due primarily to decreased implementation, professional services, and educational services revenue in the three and six months ended June 30, 2002, compared to the same periods in 2001 as a result of lower product revenue. During the three and six month period ended June 30, 2002, service revenue attributed to CellIt activity was approximately $332,000 and $846,000.

         Cost of service revenue for the three months ended June 30, 2002, decreased approximately $619,000, or 8.8%, to $6.4 million compared to the same period in 2001. Cost of service revenue for the first six months of 2002 decreased approximately $1.6 million, or 11.0%, to $12.7 million compared to the same period in 2001. As a percentage of service revenue, the cost of service revenue decreased by 3.6% to 48.6% for the three months ended June 30, 2002 and decreased by 4.9% to 49.2% for the six months ended June 30, 2002, compared to the same periods in 2001. The decrease in service cost of revenue and corresponding increase in service gross margin during the three and six months ended June 30, 2002, was due primarily to decreased headcount and payroll and related expenses, including travel expenses, due to the restructurings undertaken by the company in late 2001, combined with the continued focus to decrease discretionary expenses, such as the use of outside contractors.

         Research, development and engineering expenses for the three months ended June 30, 2002, decreased approximately $970,000, or 19.5%, to $4.0 million compared to the same period in 2001. Research, development and engineering expenses for the six months ended June 30, 2002, decreased approximately $1.7 million, or 17.0%, to $8.1 million compared to the same period in 2001. The decreases for second quarter and first six months of 2002 were primarily due to a decrease in payroll related expenses, recruiting and consulting costs compared to the same periods in 2001.

         Selling, general and administrative expenses increased by approximately $147,000, or 1.3%, to $11.6 million for the second quarter of 2002 compared to the same period in 2001. This

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

increase is the result of the Company recording incremental bad debt expense during 2002 to provide additional accounts receivable reserve due primarily to the weakening economic environment in North America, offset by a decrease in headcount and related expenses. Selling, general and administrative expenses decreased by approximately $14,000, or 0.1%, to $22.8 million for the first six months of 2002 compared to the same period in 2001.

         During the six months ended June 30, 2002, the Company recorded non-recurring merger and integration related charges totaling approximately $3.1 million due to the purchase of CellIt. The components of the merger charge included employee costs, training, corporate re-branding initiative associated with the Company's name change and the write-off of $1.1 million of prepaid software licenses under an OEM agreement with a third-party vendor given that similar technology was obtained in the CellIt acquisition and the licenses were no longer realizable.

         During the three and six months ended June 30, 2002, primarily in connection with the acquisition of CellIt, the Company recorded a restructuring charge totaling approximately $2.0 million. The components of the restructuring charge included a reduction in workforce of approximately 48 people or 9% of the Company's total workforce, which affected all functional areas.

         In the three and six months ended June 30, 2002, the Company recorded approximately $441,000 and $809,000 respectively, of amortization expense related to the intangible assets resulting from the purchase of CellIt.

         Other income in 2002 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income decreased 73.2% for the second quarter of 2002 compared to the same period in 2001. Other income decreased 68.5% for the first six months of 2002 compared to the same period in 2001. The significant decrease in the three months ended June 30, 2002, was due to lower average cash balances primarily as a result of the repurchase during the period of 451,600 shares of the Company's common stock under its stock repurchase program at an aggregate cost of $3.9 million, combined with lower interest rates and investment yields compared to the same periods in 2001. The decrease in the first six months of 2002, was due to lower average cash balances primarily as a result of the repurchase during the period of 1.1 million shares of the Company's common stock under its stock repurchase program at an aggregate cost of $9.6 million and the purchase of CellIt utilizing cash consideration of $10.2 million, combined with lower interest rates and investment yields compared to the same periods in 2001.

         In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. For the first six months of 2002, the Company recorded a loss before income taxes of $5.2 million. As a result, during the first six months of 2002, the Company recorded a $1.3 million benefit from income taxes using a 25% effective tax rate. The effective tax rate of 25% is less than the combined statutory federal and state tax rates primarily as a result of the utilization of available

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, the Company's principal sources of liquidity were its cash and cash equivalent balances of approximately $23.3 million, as well as its marketable securities of approximately $17.7 million. At December 31, 2001, the Company's cash and cash equivalent balances were approximately $20.1 million and its marketable securities were approximately $47.8 million. The overall decrease of approximately $27.0 million in the total cash and marketable securities balances was due primarily to the purchase of CellIt utilizing cash consideration of $10.2 million, the payment of $1.9 million outstanding under CellIt's bank credit facility, payments associated with the non-recurring restructuring and merger and integration related expenses totaling $3.7 million and the utilization of $9.6 million to repurchase 1.1 million shares of the Company's common stock under its stock repurchase program.

         Net cash used in operating activities for the first six months of 2002 was approximately $4.5 million compared to cash provided by operating activities of approximately $4.0 million for the same period in 2001. The increase in cash used in operating activities for the first six months of 2002 was due to less favorable operating results primarily due to the non-recurring merger and integration and restructuring costs incurred.

         The Company's primary investing activities for the six months ended June 30, 2002, were the acquisition of CellIt and the purchases and maturities of marketable securities. The acquisition of CellIt generated a cash outflow of $10.9 million in the first six months of 2002, which includes the payment of acquisition related fees. The purchases and maturities of marketable securities generated a net cash inflow of approximately $30.1 million during the first six months of 2002, compared to a net cash outflow of approximately $13.2 million during the same period in 2001. Property and equipment purchases were approximately $1.2 million during the first six months of 2002, compared to approximately $2.8 million during the same period in 2001.

         Cash used in financing activities during the first six months of 2002 totaled approximately $10.3 million and was due primarily to the repurchase of
1.1 million shares of the Company's common stock for approximately $9.6 million and the payment of long-term CellIt debt of approximately $2.3 million. Cash used in financing activities during the first six months of 2001 totaled approximately $349,000 and was due to the repurchase of 92,300 shares of the Company's common stock for approximately $874,000 which was partially offset by proceeds from the exercises of stock options and from purchases of stock through the Company's employee stock purchase plan.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         At June 30, 2002, the working capital of the Company decreased to approximately $30.6 million from approximately $61.4 million as of December 31, 2001. The overall decrease of approximately $30.8 million in the working capital was related to the previously noted reductions in cash and marketable securities balances due primarily to the acquisition of CellIt and its related cash requirements and the repurchase of 1.1 million shares of the Company's common stock.

         The Company's contractual obligations for future payments as of June 30, 2002 were composed of operating leases for the various office spaces leased by the Company, including the space acquired as a result of the merger with CellIt.

A summary of the amounts due under these operating leases is as follows:

-------------------------------------------------------------------------------------------------------------
                                            Payments Due by Period
                                           (Amounts Are In Thousands)
-------------------------------------------------------------------------------------------------------------
   Contractual                        Less than 1 year        1-3               4-5             After 5
    Obligation           Total                               years             years             years
-------------------------------------------------------------------------------------------------------------
 Operating Leases       $11,938            $2,827            $6,086            $2,595             $430
-------------------------------------------------------------------------------------------------------------


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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISKS

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

         As of June 30, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The Company's investments are primarily short-term, Euro dollar bonds, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

         As of June 30, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Primary Market Risk Exposures.

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

         The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be insignificant due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was $34,000 for the six months ended June 30, 2002. Currently, the Company does not engage in foreign currency hedging activities

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results. The Company's future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, competition and competitive pricing pressures, technological change, new product introduction, product integration and market acceptance, the ability of the Company to attract and retain key personnel and general economic conditions in the United States and worldwide markets served by the Company; and those other factors discussed from time to time in the Company's public reports filed with the Securities and Exchange Commission, such as those discussed under "Certain Factors That May Affect Future Results" in the Company's quarterly reports on Form 10-Q and annual report on Form 10-K.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  There were no material changes since the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

Item 5.       Other Information

              Proposal of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 1, 2002. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 12, 2003. In order to curtail any controversy as to the date, on which a proposal was received by the Company, it is suggested that proponents submit their proposal by Certified Mail, Return Receipt Requested.

Item 6.       Exhibits and Reports on Form 8-K

(a) No current reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CONCERTO SOFTWARE, INC.


Date: August 14, 2002                         By: /s/ James D. Foy
                                                  ----------------
                                                  James D. Foy
                                                  Chief Executive Officer
                                                  and President (Principal
                                                  Executive Officer)



Date: August 14, 2002                         By: /s/ Michael J. Provenzano III
                                                  -----------------------------
                                                  Michael J. Provenzano III
                                                  Vice President of Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)