Form 10-Q
period 2002-09-30
CONCERTO SOFTWARE INC
filed 2002-11-14
CIK 811640

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 0-15578

CONCERTO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 02-0364368
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification Number)

6 Technology Park Drive
Westford, Massachusetts	01886
(Address of principal executive offices)	(Zip Code)

Telephone: (978) 952-0200
(Registrant’s telephone number, including area code)

—————————————————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X         NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: Common Stock, par value $.10 per share, outstanding as of November 13, 2002: 11,722,160 shares.

CONCERTO SOFTWARE, INC. & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	September 30,	December 31,
ASSETS	2002	2001
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$22,241	$20,105
Marketable securities	15,444	47,838
Accounts receivable, net of reserves of $3,811 and $2,324 in 2002 and 2001, respectively	16,361	11,007
Prepaid expenses and other current assets	6,115	5,310
Deferred tax assets	5,161	3,791

Total current assets	65,322	88,051

Property and equipment, net	7,628	6,447
Goodwill	17,045	—
Purchased intangible assets, net	5,810	—
Deferred tax asset	2,382	2,382
Other assets	543	276

	$98,730	$97,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$614	$—
Accounts payable	7,192	5,307
Accrued expenses	12,641	8,643
Customer deposits	4,724	4,664
Deferred revenue	10,599	8,074

Total current liabilities	35,770	26,688
Long-term debt	244	—

Total liabilities	36,014	26,688
Stockholders’ equity:
Common stock, $0.10 par value—
Authorized – 30,000 shares
Issued – 14,556 shares	1,456	1,456
Additional paid-in capital	82,809	82,136
Accumulated foreign currency translation adjustments	(500)	(345)
Retained earnings	6,285	9,644

	90,050	92,891
Treasury stock, 2,834 and 2,247 shares, at cost, in 2002 and 2001, respectively	(27,334)	(22,423)

Total stockholders’ equity	62,716	70,468

	$98,730	$97,156

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION (continued)
ITEM 1. FINANCIAL STATEMENTS
CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Product revenue	$12,002	$9,395	$34,171	$33,667
Service revenue	13,539	12,916	39,399	39,362

Total revenue	25,541	22,311	73,570	73,029

Cost of product revenue	2,588	1,863	6,750	6,018
Cost of service revenue	6,977	6,724	19,709	21,029

Total cost of revenue	9,565	8,587	26,459	27,047

Gross profit	15,976	13,724	47,111	45,982

Operating expenses:
Research, development and engineering	4,075	4,491	12,136	14,202
Selling, general and administrative	10,962	10,095	33,750	32,899
Amortization of purchased intangible assets	441	—	1,250	—
Non-recurring merger and integration costs	—	—	3,112	—
Restructuring costs	—	2,767	2,030	2,767

Total operating expenses	15,478	17,353	52,278	49,868

Income (loss) from operations	498	(3,629)	(5,167)	(3,886)

Other income (primarily interest income)	178	644	689	2,265

Income (loss) before provision for (benefit from) income taxes	676	(2,985)	(4,478)	(1,621)

Provision for (benefit from) income taxes	169	(297)	(1,119)	126

Net income (loss)	$507	($2,688)	($3,359)	($1,747)

Earnings (loss) per share:
Basic	$0.04	($0.21)	($0.28)	($0.14)

Diluted	$0.04	($0.21)	($0.28)	($0.14)

Weighted average shares outstanding:
Basic	11,843	12,705	12,174	12,727

Diluted	11,942	12,705	12,174	12,727

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION (continued)
ITEM 1. FINANCIAL STATEMENTS
CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	($3,359)	($1,747)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Write-off of prepaid OEM software licenses	1,127	—
Stock-based compensation	—	200
Depreciation and amortization	4,599	2,935
Deferred taxes	(1,370)	—
Tax benefit from exercise of stock options	—	177
Changes in current assets and liabilities (net of acquisition of CellIt, Inc.)—
Accounts receivable	(3,762)	(1,341)
Prepaid expenses and other current assets	(1,189)	155
Accounts payable	(320)	(158)
Accrued expenses	(154)	663
Customer deposits	(163)	50
Deferred revenue	225	2,492

Net cash (used in) provided by operating activities	(4,366)	3,426

Cash Flows From Investing Activities:
Acquisition of CellIt, Inc., net of cash acquired	(10,945)	—
Purchases of property and equipment	(2,644)	(3,976)
Increase in other assets	(9)	(416)
Purchases of marketable securities	(14,709)	(81,590)
Maturities of marketable securities	47,102	40,152

Net cash provided by (used in) investing activities	18,795	(45,830)

Cash Flows From Financing Activities:
Payments of long term debt	(2,716)	—
Proceeds from exercise of stock options	1,472	410
Proceeds from employee stock purchase plan	341	369
Purchases of treasury stock	(11,337)	(3,019)

Net cash used in financing activities	(12,240)	(2,240)

Effect of exchange rate changes on cash and cash equivalents	(53)	58

Net increase (decrease) in cash and cash equivalents	2,136	(44,586)

Cash and cash equivalents, beginning of period	20,105	61,758

Cash and cash equivalents, end of period	$22,241	$17,172

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$49	$227

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of CellIt, Inc.
Fair value of assets acquired	$24,220	$—
Less:
Cash paid	10,180	—
Fair value of common stock issued	5,287	—
Acquisition costs	1,325	—

Net liabilities assumed	$7,428	$—

The accompanying notes are an integral part of these consolidated financial statements.

PART 1. FINANCIAL INFORMATION (continued)
CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands, Except Per Share Data)

1.	Basis of Preparation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, Commission File No. 000-15578, that was filed with the Securities and Exchange Commission on March 15, 2002. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations. The results of operations for the three and nine month periods ended September 30, 2002 may not be indicative of the results that may be expected for the next quarter or the full fiscal year.

Effective May 2, 2002, the Company’s name change from Davox Corporation to Concerto Software, Inc. was formally approved by the shareholders of the Company.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.	Revenue Recognition

The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts, implementation, education and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue from software license fees are generally recognized upon delivery provided that there are no significant post delivery obligations, persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. If acceptance is required beyond the Company’s standard published specifications, software license revenue is recognized upon customer acceptance.

SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for the delivered elements of a multiple-element arrangement. In such circumstances, the Company defers the fair

PART 1. FINANCIAL INFORMATION (continued)
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

On January 14, 2002 the Company acquired, for aggregate consideration of $16.8 million, which includes acquisition costs incurred of approximately $1.3 million, all of the outstanding stock of CellIt, Inc., a Florida corporation (CellIt), by means of a merger of AP Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of the Company, with and into CellIt pursuant to an Agreement and Plan of Merger dated as of January 10, 2002. CellIt was a privately held provider of comprehensive, unified Customer Interaction Management solutions for contact centers and the aggregate consideration included approximately $10.2 million in cash, 544 shares of the Company’s common stock valued at approximately $5.3 million and approximately $1.3 million of acquisition costs.

The acquisition of CellIt was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, the purchase price was allocated based on fair value as follows:

Adjusted net balances of CellIt assumed:
Current assets	$2,455
Fixed assets and other non-current assets	2,069
Current liabilities	(8,268)
Debt and other long-term liabilities	(3,684)
Acquired technology	6,000
Customer relationships	490
Employment contracts and non-compete agreements	570
Goodwill	17,160

$16,792

The value of acquired technology, customer relationships, employment contracts and non-compete agreements was determined based on an appraisal performed by an independent third party. These intangible assets are all being amortized on a straight-line basis over their estimated useful lives of four years. Goodwill is not being amortized, but will be measured for

PART 1. FINANCIAL INFORMATION (continued)
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

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001
Revenue	$73,753	$77,814
Net loss	$(3,720)	$(14,465)
Net loss per basic and fully diluted common share	$(0.31)	$(1.14)

Also during the nine months ended September 30, 2002 in connection with the acquisition of CellIt, a one-time merger and integration charge of approximately $3.1 million was recorded. Included in this charge were one-time expenses associated with the merger, such as transition employee costs, travel, training and corporate re-branding efforts associated with the Company’s name change. Also included in the one-time charge was the write-off of $1.1 million of prepaid software licenses under an OEM agreement with a third party vendor given that a similar technology was obtained in the CellIt acquisition.

5.	Restructuring Costs

For the nine months ended September 30, 2002, the Company incurred a restructuring charge of approximately $2.0 million, representing severance and related costs as a result of a reduction in its workforce by 48 people, or approximately 9% of its total employees. All functional areas were affected by the reductions.

Cash payments related to the Company’s restructurings totaled $510 and $2,319 for the three and nine month periods ended September 30, 2002, which includes amounts related to the 2002 restructuring and carry-over amounts from the 2001 restructurings paid in 2002 and $461 in restructuring liabilities remain in accrued expenses in the accompanying balance sheet at September 30, 2002. The Company anticipates that the remaining restructuring accrual will be substantially paid by December 31, 2002.

PART 1. FINANCIAL INFORMATION (continued)
CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands, Except Per Share Data)

5.	Restructuring Costs (continued)

A summary of the restructuring accrual activity during the period is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2002	2002
Balance, beginning of period	$971	$750
Provision	—	2,030
Severance payments	(490)	(2,269)
Facilities related payments	(20)	(50)

Balance, end of period	$461	$461

6.	Earnings per share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Basic weighted average shares outstanding	11,843	12,705	12,174	12,727
Effect of dilutive stock options	99	—	—	—

Diluted weighted average shares outstanding	11,942	12,705	12,174	12,727

For the three months ended September 30, 2002 and 2001, 4,108 and 2,848 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive. For the nine months ended September 30, 2002 and 2001, 4,109 and 1,798 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

PART 1. FINANCIAL INFORMATION (continued)
CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands, Except Per Share Data)

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net income (loss)	$507	($2,688)	($3,359)	($1,747)
Foreign currency translation adjustments	(121)	142	(155)	53

Comprehensive income (loss)	$386	($2,546)	($3,514)	($1,694)

8.	Segment and Geographic Information

The Company has three primary product lines: its Ensemble™ Customer Contact Suite, Unison® Call Management System and ContactPro™ System. The following table represents the Company’s percentage of product revenue by product line for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Unison	36.0%	72.4%	48.0%	81.1%
Ensemble	21.5	22.5	22.2	14.7
ContactPro	40.2	—	27.9	—
Other	2.3	5.1	2.0	4.2

Total	100.0%	100.0%	100.0%	100.0%

Product revenue from international sources for the three and nine months ended September 30, 2002 and September 30, 2001 totaled approximately $4.2 million and $2.6 million for the three month period ended and $11.2 million and $12.0 million for the nine month period ended, respectively. The Company’s revenue from international sources was primarily generated from customers located in the U.K., Europe and Asia/Pacific. Substantially all of the Company’s product revenue for the periods presented was shipped from its headquarters located in the United States.

PART 1. FINANCIAL INFORMATION (continued)
CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands, Except Per Share Data)

8.	Segment and Geographic Information (continued)

The following table represents the Company’s percentage of product revenue by geographic region for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
U.S.	65.8%	72.6%	67.5%	64.4%
Asia/Pacific	11.4	4.7	10.1	5.7
India	11.7	7.7	9.2	6.4
U.K.	9.7	10.4	8.5	18.5
Europe	0.5	2.8	3.6	4.0
Other	0.9	1.8	1.1	1.0

Total	100.0%	100.0%	100.0%	100.0%

Substantially all of the Company’s assets are located in the United States.

9.	Reimbursed Expenses

In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursement received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company has adopted Topic D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements herein for prior periods have been reclassified to comply with the guidance in Topic D-103. During the three and nine months ended September 30, 2002 and September 30, 2001, the reimbursed out-of-pocket expenses totaled $244 and $169 for the three months ended and $635 and $607 for the nine months ended, respectively, which has been reflected as service revenues and cost of services revenues in accordance with Topic D-103 in the accompanying statements of operations for all periods presented.

10.	New accounting standards

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

PART 1. FINANCIAL INFORMATION (continued)
CONCERTO SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands, Except Per Share Data)

10.	New accounting standards (continued)

Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (continued)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Statements set forth herein may contain “forward-looking” information that involves risks and uncertainties. Actual future financial or operating results may differ materially from such forward-looking statements. Statements indicating that the Company “expects,” “anticipates,” “estimates,” “believes,” “is planning,” or “plans to” are forward-looking, as are other statements concerning future financial or operating results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues that the Company may face.

RESULTS OF OPERATIONS

On January 14, 2002 the Company acquired, for aggregate consideration of $16.8 million, which includes acquisition costs of $1.3 million, all of the outstanding stock of CellIt, Inc., a Florida corporation (CellIt). The aggregate consideration included approximately $10.2 million in cash and 544,366 shares of the Company’s common stock valued at approximately $5.3 million

Three and Nine Months Ended September 30, 2002 and 2001

Total revenue for the three months ended September 30, 2002 increased approximately $3.2 million or 14.5%, to $25.5 million compared to the same period in 2001. Total revenue for the first nine months of 2002 increased approximately $541,000, or 0.7%, to $73.6 million compared to the same period in 2001.

Product revenue for the three months ended September 30, 2002 increased approximately $2.6 million, or 27.7%, to $12.0 million compared to the same period in 2001. Product revenue for the first nine months of 2002 increased approximately $504,000, or 1.5%, to $34.2 million compared to the same period in 2001. The increase in product revenue for the three and nine months ended September 30, 2002, is due primarily to increasing demand for the Company’s ContactPro product, which was acquired from CellIt, offset by a decreasing demand for the Company’s Unison product. During the three and nine month period ended September 30, 2002, ContactPro product revenue was approximately $5.0 million and $9.6 million, respectively.

PART I. FINANCIAL INFORMATION (continued)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Cost of product revenue for the three months ended September 30, 2002 increased approximately $725,000, or 38.9%, to $2.6 million compared to the same period in 2001. Cost of product revenue for the first nine months of 2002 increased approximately $732,000, or 12.2%, to $6.8 million compared to the same period in 2001. As a percentage of product revenue, the cost of product revenue increased by 1.8% to 21.6% in the third quarter of 2002 compared to 19.8% for the same period in 2001. As a percentage of product revenue, the cost of product revenue increased by 1.9% to 19.8% for the first nine months of 2002 compared to 17.9% for the same period in 2001. The decrease in product gross margin was due primarily to product mix as the Company’s ContactPro product has a higher cost of hardware components than the Company’s Unison and Ensemble products.

Service revenue for the third quarter of 2002 increased approximately $623,000, or 4.8%, to $13.5 million compared to the same period in 2001. Service revenue for the first nine months of 2002 increased approximately $37,000, to $39.4 million compared to the same period in 2001. The increase in service revenue for the three months ended September 30, 2002 was due primarily to increased maintenance, implementation and educational services revenue, partially offset by a decrease in professional services revenue as compared to the same period in 2001. The slight increase in services revenue for the first nine months of 2002 was due to increased maintenance revenue which was offset almost entirely by decreased professional services, implementation, software services, and educational services revenue as compared to the same period in 2001. During the three and nine month period ended September 30, 2002, service revenue attributed to ContactPro activity was approximately $900,000 and $1.8 million.

Cost of service revenue for the three months ended September 30, 2002, increased approximately $253,000, or 3.8%, to $7.0 million compared to the same period in 2001. Cost of service revenue for the first nine months of 2002 decreased approximately $1.3 million, or 6.3%, to $19.7 million compared to the same period in 2001. As a percentage of service revenue, the cost of service revenue decreased by 0.6% to 51.5% for the three months ended September 30, 2002 and decreased by 3.4% to 50.0% for the nine months ended September 30, 2002, compared to the same periods in 2001. The increase in service cost of revenue during the three months ended September 30, 2002, was due primarily to increased headcount and payroll and related expenses, and increased expense related to outside contractors compared to the same period in 2001. The decrease in service cost of revenue and corresponding increase in service gross margin during the nine months ended September 30, 2002, was due primarily to decreased headcount and payroll and related expenses, including travel expenses, due to the restructurings undertaken by the company in late 2001, combined with the continued focus to decrease discretionary expenses.

Research, development and engineering expenses for the three months ended September 30, 2002, decreased approximately $416,000, or 9.3%, to $4.1 million compared to the same period in 2001. Research, development and engineering expenses for the nine months ended September 30, 2002, decreased approximately $2.1 million, or 14.5%, to $12.1 million compared to the same period in 2001. The decreases for third quarter and first nine months of 2002 were

PART I. FINANCIAL INFORMATION (continued)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

primarily due to a decrease in payroll related expenses, recruiting and consulting costs compared to the same periods in 2001.

Selling, general and administrative expenses increased by approximately $867,000, or 8.6%, to $11.0 million for the third quarter of 2002 compared to the same period in 2001. Selling, general and administrative expenses increased by approximately $851,000, or 2.6%, to $33.8 million for the first nine months of 2002 compared to the same period in 2001. The increase in SG&A for the three months ended September 30, 2002 is due primarily to higher payroll and related expenses resulting from increased headcount, increased consulting costs and legal fees, depreciation expense, and air travel expenses due to a decrease in air travel in 2001 subsequent to September 11th, compared to the same period in 2002. The increase in the nine months ended September 30, 2002 is primarily the result of the Company providing increased accounts receivable reserves during 2002 due primarily to the weakening economic environment in North America and the increase in the accounts receivable balance.

During the nine months ended September 30, 2002, the Company recorded non-recurring merger and integration related charges totaling approximately $3.1 million due to the purchase of CellIt. The components of the merger charge included employee costs, training, corporate re-branding initiatives associated with the Company’s name change and the write-off of $1.1 million of prepaid software licenses under an OEM agreement with a third-party vendor given that similar technology was obtained in the CellIt acquisition. Also during the nine months ended September 30, 2002, primarily in connection with the acquisition of CellIt, the Company recorded a restructuring charge totaling approximately $2.0 million. The components of the restructuring charge included a reduction in workforce of approximately 48 people or 9% of the Company’s total workforce, which affected all functional areas.

In the three and nine months ended September 30, 2002, the Company recorded approximately $441,000 and $1.3 million respectively, of amortization expense related to the purchased intangible recorded as a result of the acquisition of CellIt.

Other income in 2002 was derived primarily from interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, and similar financial instruments, net of investment fees. Other income decreased 72.4% for the third quarter of 2002 compared to the same period in 2001. Other income decreased 69.6% for the first nine months of 2002 compared to the same period in 2001. The decrease in the three months ended September 30, 2002, was due to lower average cash balances primarily as a result of the CellIt acquisition and stock repurchases during 2002, combined with lower interest rates and investment yields compared to the same periods in 2001. The decrease in the first nine months of 2002, was due to lower average cash balances primarily as a result of the repurchase during the period of 1.4 million shares of the Company’s common stock under its stock repurchase program at an

PART I. FINANCIAL INFORMATION (continued)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

aggregate cost of $11.3 million and the purchase of CellIt utilizing cash consideration of $10.2 million, combined with lower interest rates and investment yields compared to the same periods in 2001

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. For the first nine months of 2002, the Company recorded a loss before income taxes of $4.5 million. As a result, during the first nine months of 2002, the Company recorded a $1.1 million benefit from income taxes using a 25% effective tax rate. The effective tax rate of 25% is less than the combined statutory federal and state tax rates primarily as a result of the utilization of available tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company’s principal sources of liquidity were its cash and cash equivalent balances of approximately $22.2 million, as well as its marketable securities of approximately $15.4 million. At December 31, 2001, the Company’s cash and cash equivalent balances were approximately $20.1 million and its marketable securities were approximately $47.8 million. The overall decrease of approximately $30.3 million in the total cash and marketable securities balances was due primarily to the acquisition of CellIt utilizing cash consideration of $10.2 million, the payment of $1.9 million outstanding under CellIt’s bank credit facility, payments associated with the non-recurring restructuring and merger and integration related expenses totaling $4.2 million, the purchase of $2.6 million of capital equipment and the utilization of $11.3 million to repurchase 1.4 million shares of the Company’s common stock under its stock repurchase program.

Net cash used in operating activities for the first nine months of 2002 was approximately $4.4 million compared to cash provided by operating activities of approximately $3.2 million for the same period in 2001. The increase in cash used in operating activities for the first nine months of 2002 was due to less favorable operating results primarily due to the non-recurring merger and integration and restructuring costs incurred and increased accounts receivable balance.

The Company’s primary investing activities for the nine months ended September 30, 2002, were the acquisition of CellIt and the purchases and maturities of marketable securities. The acquisition of CellIt generated a cash outflow of $10.9 million in the first nine months of 2002, which includes the payment of acquisition related fees. The purchases and maturities of marketable securities generated a net cash inflow of approximately $32.4 million during the first nine months of 2002, compared to a net cash outflow of approximately $41.4 million during the same period in 2001. Property and equipment purchases were approximately $2.6 million during the first nine months of 2002, compared to approximately $4.0 million during the same period in 2001.

PART I. FINANCIAL INFORMATION (continued)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Cash used in financing activities during the first nine months of 2002 totaled approximately $12.2 million and was due primarily to the repurchase of 1.4 million shares of the Company’s common stock for approximately $11.3 million and the payment of long-term CellIt debt of approximately $2.7 million. Cash used in financing activities during the first nine months of 2001 totaled approximately $2.0 million and was due to the repurchase of 333,100 shares of the Company’s common stock for approximately $3.0 million which was partially offset by proceeds from the exercises of stock options and from purchases of stock through the Company’s employee stock purchase plan.

At September 30, 2002, the working capital of the Company decreased to approximately $29.6 million from approximately $61.4 million as of December 31, 2001. The overall decrease of approximately $31.8 million in the working capital was related to the previously noted reductions in cash and marketable securities balances due primarily to the acquisition of CellIt and its related cash requirements and the repurchase of 1.4 million shares of the Company’s common stock.

The Company’s contractual obligations for future payments as of September 30, 2002 were composed of operating leases for the various office spaces leased by the Company, including the space assumed as a result of the merger with CellIt.

A summary of the amounts due under these operating leases is as follows:

	Payments Due by Period (Amounts Are In Thousands)

Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years

Operating Leases	$16,436	$2,703	$5,792	$3,983	$3,958

Management believes, based on its current operating plan, that the Company’s existing cash and marketable securities balances and anticipated cash generated from operations are sufficient to meet the Company’s cash requirements for the next twelve months.

PART I. FINANCIAL INFORMATION (continued)
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISKS

ITEM	3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of September 30, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The Company’s investments are primarily short-term, Euro dollar bonds, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

As of September 30, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Primary Market Risk Exposures.

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be insignificant due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was $155,000 for the nine months ended September 30, 2002. Currently, the Company does not engage in foreign currency hedging activities

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results. The Company’s future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, competition and competitive pricing pressures, technological change, new product introduction, product integration and market acceptance, the ability of the Company to attract and retain key personnel and general economic conditions in the United States and worldwide markets served by the Company; and those other factors discussed from time to time in the Company’s public reports filed with the Securities and Exchange Commission, such as those discussed under “Certain Factors That May Affect Future Results” in the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K.

PART I. FINANCIAL INFORMATION (continued)
ITEM 4. CONTROLS AND PROCEDURES

ITEM 4:    CONTROLS AND POCEDURES

a)    Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)    Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

There	were no material changes since the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description of Exhibit

99.1	Certification of James D. Foy, President & Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael J. Provenzano, III, Vice President Finance & Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K, dated June 28, 2002, wherein we announced the change in independent auditors from Arthur Andersen LLP to Ernst & Young LLP, which was effective July 3, 2002.

The Company filed a Report on Form 8-K, dated July 23, 2002, attaching a press release that announced our second Quarter 2002 financial results.

The Company filed a Report on Form 8-K, dated August 14, 2002, wherein the Company provided to the Securities and Exchange Commission the certification as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERTO SOFTWARE, INC.

Date: November 14, 2002	By: /S/ JAMES D. FOY
James D. Foy
Chief Executive Officer
and President (Principal
Executive Officer)

Date: November 14, 2002	By: /S/ MICHAEL J. PROVENZANO III
Michael J. Provenzano III
Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, James D. Foy, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Concerto Software, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/S/    JAMES D. FOY

James D. Foy
President & CEO

I, Michael J. Provenzano, III, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Concerto Software, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/    MICHAEL J. PROVENZANO, III

Michael J. Provenzano, III
VP Finance & CFO