Form 10-K
period 2002-12-31
CONCERTO SOFTWARE INC
filed 2003-03-28
CIK 811640

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission file number 0-15578

CONCERTO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0364368
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

6 Technology Park Drive Westford, Massachusetts	01886
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 952-0200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:Common Stock, $0.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

Aggregate market value, as of June 28, 2002 of Common Stock held by non-affiliates of the registrant: $47,706,278 based on the last reported sale price on the National Market System as reported by Nasdaq on that date.

Number of shares of Common Stock outstanding at March 21, 2003: 11,412,273

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such Proxy Statement are incorporated by reference in Part III.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Statements set forth herein may contain “forward-looking” information that involves risks and uncertainties. Actual future financial or operating results may differ materially from such forward-looking statements. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning,” or “plans to” are forward-looking, as are other statements concerning future financial or operating results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described throughout this filing, however the Company goes into greater detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues that the Company may face.

Davox and Unison are registered trademarks of Concerto Software, Inc. and Concerto Software, CellIt, Ensemble, ContactPro, EnsemblePro and Lyricall are trademarks of Concerto Software, Inc. All other trade names and trademarks are those of their respective owners.

Item 1.    Business

General

Concerto Software, Inc. (the “Company”-formerly known as Davox Corporation) provides contact center solutions that help companies more effectively manage customer interactions via voice, Email, the Web and facsimile. Our solutions are used by more than 1,200 companies worldwide – including financial services institutions, telecommunications firms, utilities, and retailers – to improve communication with customers, reduce operating costs and deliver superior customer service. The mission of the Company is to become the dominant global supplier of customer interaction management (“CIM”) solutions that provide companies with a competitive advantage in attracting, retaining and growing valuable customer relationships.

On January 10, 2002, the Company entered into an Agreement and Plan of Merger by and among the Company, its wholly owned subsidiary, AP Acquisition Corporation (“AP”) and CellIt, Inc. (“CellIt”), whereby the parties agreed that AP would be merged with and into CellIt, with CellIt becoming a wholly-owned subsidiary of the Company. The merger was subsequently closed on January 14, 2002. On May 2, 2002, the Company’s shareholders approved changing the name of the company from Davox Corporation to Concerto Software, Inc. The Company has also changed its NASDAQ National Market ticker symbol from DAVX to CRTO.

The Company was incorporated in Massachusetts in 1981 and reorganized in Delaware in 1982. The Company’s common stock is listed on the NASDAQ National Market under the symbol “CRTO”. The Company is headquartered in Westford, Massachusetts. The mailing address for the Company’s headquarters is 6 Technology Park Drive, Westford, Massachusetts, 01886 and its telephone number is (978) 952-0200.

Market Overview

The CIM market includes companies that license systems for inbound routing and queuing of telephone calls, outbound call campaign management using automated dialing technologies, interactive voice response, automated Email response, and Web-based customer contacts; including Web chat and Web collaboration.

Companies worldwide recognize the need to more efficiently and effectively attract, retain and grow their customer relationships. In responding to this challenge, these companies are crafting and implementing customer service strategies and technologies. These strategies, as defined by leading market research firm AMR Research, are designed to “attract and harvest a customer base by creating and supporting profitable customer relationships.”

The customer contact center is a vital element of a successful customer service strategy. It is in the contact center where a representative of the company is communicating—through the telephone, Email or the Web—with a customer. The quality and consistency of these interactions is key to successfully attracting and retaining customers.

Principal Products and Applications

The Company’s product strategy is focused on its four major product lines: EnsemblePro™ unified contact center; ContactPro™; Ensemble™ customer contact suite; and the Unison® call management system.

The EnsemblePro™ unified contact center platform has been developed from the ground up to incorporate the functionality required by multimedia contact centers while also offering the ability to connect with, and add value to, existing contact center investments. EnsemblePro manages customer interactions across multiple channels – including voice, Email, the Web and facsimile. This solution provides a single control point for routing, monitoring, recording, reporting and administrating of all contact center functions. EnsemblePro delivers the benefits of a unified solution, while integrating with and adding value to existing contact center investments.

ContactPro™ is a unified, multi-channel contact center solution. ContactPro provides a single platform that routes, monitors, records, reports and administers all contact center interactions via telephone, Email, the Web and facsimile. ContactPro incorporates inbound skills-based routing, outbound predictive dialing, Email management, Web chat and collaboration, interactive voice response (“IVR”) and voice messaging.

The Ensemble™ customer contact suite integrates inbound and outbound calling and enables companies to blend agents and dialing. Ensemble is designed to leverage a company’s existing investment in telephony and systems infrastructure.

The Unison® outbound solution is our industry-leading outbound and blended call management solution that is designed to automate proactive telephone based customer contact activities. Unison provides key outbound call management functionality, including predictive and preview dialing, campaign and call list management, scheduled recalls, automated messaging, real-time filtering, system alerts, and voice/data transfers. Unison also provides a graphical management console that monitors critical functions and displays information about calling campaigns.

The LYRICall™ agent desktop is our browser-based scripting solution that harnesses the power and simplicity of browser technology to deliver robust, platform independent agent screens and scripts. The software links front-line customer service representatives with back-office customer information systems, enabling customer service representatives to access data quickly and to execute successful customer contacts. Lyricall can be used with Unison, Ensemble, ContactPro and EnsemblePro.

Markets and Distribution Channels

The Company’s products and services are sold worldwide through multiple distribution channels, including a direct sales force, distributors and resellers.

North American Operations

In North America, the Company sells its products primarily through a direct sales force with the support of technical personnel to enable a solutions-focused approach. This solutions-focused approach is combined with the Company’s own or third party professional service resources to provide application development and integration services to the customer. The Company’s headquarters are in Westford, Massachusetts with sales offices located throughout North America.

In addition to direct sales in North America, the Company uses authorized distributors and resellers to provide additional market coverage and revenue contribution. The primary distributors and resellers in North America include SBC Global Services Inc., SouthEastern Telecom, Vortalsoft and Verizon Communications Inc.

Product revenue from domestic sources was approximately $31.6 million, $28.0 million and $38.7 million in 2002, 2001 and 2000, respectively. The increase in product revenue from 2001 to 2002 was primarily attributed to the revenue contribution of EnsemblePro and ContactPro, which was added to the Company’s product line in 2002 as a result of the CellIt acquisition. The decline in product revenue from 2000 to 2001 was primarily the result of the difficult economic environment in the United States during 2001.

The Company’s products and their use are subject to a variety of laws. There is no guarantee that such laws will not change in a manner that could prohibit certain uses of the Company’s products. Such a change could significantly delay, restrict or prohibit the Company’s sale or licensing of its technology. For instance, the banning of the use of automated dialers or Email to solicit business would have a materially adverse impact on the Company’s operating and financial results. See risk factors for additional information.

International Operations

During 2002, the Company expanded its sales and services presence in key areas of the world. The Company established a subsidiary in South Korea, opened an additional support center in India, and enhanced existing and developing relationships with partners in various countries including Hong Kong, Indonesia, the Philippines and Malaysia.

The Company currently operates subsidiaries in the United Kingdom, Germany, Australia, Singapore, South Korea, Canada, Brazil, India, and Mexico as well as a branch office in Japan. The Company plans to continue to expand its direct sales presence in emerging growth areas in the international marketplace. The Company intends to continue expanding its relationships with distributors and resellers that not only have the ability to resell the Company’s products, but also have substantial skills in systems consulting, integration, and support to meet customer requirements.

Product revenue from international sources was approximately $15.0 million, $15.3 million and $8.4 million in 2002, 2001 and 2000, respectively. The Company’s revenue from international sources was primarily generated from customers located in Asia/Pacific and Europe. The decline in 2002 product revenue from international sources was due primarily to weaker than expected revenue contribution from the U.K. Substantially all of the Company’s product sales for the years ended December 31, 2002, 2001 and 2000 were shipped from its headquarters located in the United States.

Services

The Company offers a full line of warranty and maintenance support service in all of its geographic markets. Central to the Company’s maintenance service offerings is its Worldwide Support Center located at Company headquarters in Westford, Massachusetts. The Company operates other support centers, called Centers of Excellence, in the United Kingdom, India and Singapore. From these locations, support professionals manage telephone, Web and Email requests from customers for information and support. Using state-of-the-art case management and diagnostic tools, these support centers provide complete problem resolution, with support from the Worldwide Support Center as necessary.

The Company offers its customers an opportunity to participate in a maintenance program, which includes access to its support Web site for customer self-help through a knowledgebase, case logging, interactive problem resolution, periodic product maintenance updates and various levels of support, including 24 hour x 365 day priority phone support, problem escalation and on-site hardware maintenance requests.

The Company offers a tiered support program for its distribution partners. This program includes periodic maintenance updates to distributors’ enrolled end-user base, access to the Company’s partner Web site, escalated support for trained distributor personnel, recommended training curriculums and a spare parts repair/exchange program.

The Company contracts hardware support in various locations with independent third-party service providers who are recognized for quality support and customer care practices. By contracting with third party providers for hardware support, the Company can more effectively focus on developing and supporting its software applications.

The Company believes that it has adequate resources internally and externally to provide services to its customers and partners in the event services from these third party organizations should cease in any manner; however, loss of any one of these relationships could materially adversely affect the Company’s ability to provide support to its customers and partners in the geographic region covered by such organizations until a substitute source could be found. See risk factors for additional information.

The Company offers educational services through a variety of courses designed to provide customer contact centers the skills and knowledge needed to enhance productivity and raise the level of service they deliver to their customers. The Company’s training facilities are located in Westford, Massachusetts; Miami, Florida; Singapore; and Slough, United Kingdom. The Company also offers customized courses delivered on-site upon customer request at their locations.

The Company also offers consulting and integration services to its customers. These services include consulting expertise on agent desktop automation, database and other technology integration, call and work flow automation, project management and other services to help customer contact centers enhance the productivity and value of the Company’s systems.

Suppliers

While the majority of the Company’s hardware needs are met by readily available off-the-shelf technology, a small portion remains proprietary. Third-party contractors manufacture these proprietary hardware components, and the Company believes there are many qualified vendors for these services. The Company’s production process consists primarily of product staging, quality assurance, final test and systems integration, which typically occur at its headquarters in Westford, Massachusetts and its office in Slough, United Kingdom. See risk factors for additional information.

Technology Alliance Partnerships

A contact center often requires integration with existing telecommunications systems, databases and front office applications to meet customer requirements adequately. Currently, no single vendor provides all the requisite elements necessary to implement a comprehensive customer service strategy. To meet this challenge and to increase its market opportunity, the Company has formed technology alliance partnerships with various complementary technology and platform vendors. Such partners include: Siebel Systems, Sun Microsystems, Nuance, NICE Systems, Blue Pumpkin, Austin Logistics, Gryphon Networks, Positive Software Solutions, Witness Systems, and Microsoft Corporation.

Competition

The Company currently competes in the CIM market with, among others, Genesys Telecommunications (a wholly-owned subsidiary of Alcatel), Cisco System’s Intelligent Contact Management product line, Nortel Networks Corporation, Aspect Communications Corporation, divine Inc., Interactive Intelligence, Inc., Avaya, Inc., Apropos Technology, Inc. and Noble Systems.

The Company believes that it has a number of advantages over its competitors in the areas of financial position, product functionality, integration, deployment time and customer service and support.

Significant Customers

The Company has more than 1,200 customers worldwide which represent a cross-section of industries. For the years ended December 31, 2002, 2001 and 2000, no single customer represented more than 10% of the Company’s total revenue. Total revenue from the Company’s top three customers amounted to approximately 9%, 14% and 16% of total revenue in 2002, 2001, and 2000, respectively. The Company believes that its dependence on any single end-user customer or reseller is not likely to increase significantly as its products continue to be accepted by both existing customers and new accounts in major industries and markets worldwide.

Research, Development and Engineering

The Company’s product development efforts are aimed at designing and developing contact center solutions that meet software industry standards and incorporates technologies and features that the Company believes its customers require. Most of the Company’s products are developed internally by research and development teams located at the Company’s headquarters in Westford, Massachusetts, and at development facilities located in Miami, Florida and Richardson, Texas. The Company also licenses certain technology and intellectual property rights from third party technology companies. The Company believes that by establishing mutually beneficial relationships with these companies, the Company can provide its customers with emerging technologies in the most timely and cost-effective manner.

The Company’s continued success depends on, among other factors, maintaining close working relationships with its customers, business partners and resellers and anticipating and responding to their evolving applications needs. The Company is committed to the development of new products, the improvement of existing products, and the continued evaluation of new technologies.

The Company spent $16.4 million on research and development in 2002, compared with $18.0 million in 2001 and $16.0 million in 2000. This represented approximately 16%, 19%, and 17%, respectively, of the Company’s total revenue in each of those years. The Company currently expects to maintain its expenditure level in research and development during 2003 in an effort to continue to expand the functionality of its products.

The Company did not capitalize any of its software development costs in 2002, 2001, or 2000, as the additional development costs incurred to bring the Company’s products to a commercially acceptable level after technological feasibility has been established are not significant.

Selling, General and Administrative

The increase in selling, general and administrative expenses of approximately $816,000 during 2002 compared to 2001 is due primarily to payroll and related expenses resulting from increased headcount, consulting costs and legal fees, depreciation expense and travel related expenses. The Company also increased its accounts receivable reserves due to the weakening economic environment in North America and the overall increase in the accounts receivable balance.

Intellectual Property

The Company relies on a combination of patent, copyright, trademark, contract and trade secret laws to establish and protect its proprietary rights in its technology. The Company owns and licenses a number of patents relating to predictive dialing, real-time telecommunication management, client/server computer telephony software, and user interfaces. Software products are furnished under license agreements that grant customers licenses to use, rather than to own, the products. The license agreements contain provisions protecting the Company’s ownership of the underlying technology. Upon commencement of employment, employees execute a non-disclosure and invention assignment agreement under which inventions developed during the course of employment will, at the election of the Company, be assigned to the Company and which further prohibits disclosure of confidential Company information. There can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.

Employees

As of December 31, 2002, the Company had 464 employees worldwide, of whom 17 were engaged in operations; 122 in sales and marketing, 170 in customer support; 100 in research, development and engineering; and 55 in administrative functions. The Company’s employees are not represented by a collective bargaining agreement. Furthermore, the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called “forward-looking statements”. These forward-looking statements may include, but are not limited to a discussion of expected financial and operating results and expected results of the Company’s marketing efforts and product strategy. Such forward-looking statements involve risks and uncertainties which may adversely impact whether or not such forward-looking statements come true. In particular, but without limitation, statements, using words such as “expects”, “anticipates”, “believes”, “plans to”, “is planning” or “estimates” may be considered forward-looking. The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

Risk Factors

The Company’s future results may be subject to substantial risks and uncertainties. The Company purchases certain equipment for its products from third-party suppliers and licenses certain components of its software code from a number of third-party vendors. While the Company believes that third-party equipment and software vendors could be replaced if necessary, the Company might face significant delays in establishing replacement sources or in modifying its products to incorporate replacement components or software code. There can be no assurance that the Company will not suffer delays resulting from non-performance by its vendors or cost increases due to a variety of factors, including component shortages. The Company uses third-party service providers and co-providers to fulfill its hardware support obligations and certain of its professional services with its customers, therefore risks associated with third-party service providers or co-providers availability or price increases could cause results to be negatively impacted. While the Company believes that its currently contracted service providers and co-providers are adequate at this time, the Company may face significant delays in establishing replacement providers for such services.

The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company’s intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the financial position and results of operations of the Company. In addition, third party claims of misappropriation or infringement of their technology could have a material adverse affect on the financial position and results of operations of the Company.

The development of new products, the improvement of existing products and the continuing evaluation of new technologies are critical to the Company’s success. Successful product development and introduction depends upon a number of factors, including anticipating and responding to the evolving applications needs of customers and resellers, timely completion and introduction of new products, and market acceptance of the Company’s products.

The Company believes that its future business prospects depend in large part on its ability to maintain and improve the current products and to develop new products on a timely basis. The products will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of end-user customer requirements. As a result of the complexities inherent in the Company’s products, major new products and product enhancements require long development and testing periods. There may be difficulties that could delay or prevent the successful development, introduction or marketing of product enhancements and new product market acceptance. Significant delays in the general availability on new releases of products or significant problems in the installation or implementation of new releases of products could have a material adverse effect on the business, financial condition or results of operations.

Despite testing by the Company and its customers, errors may be found in Company products after commencement of commercial shipments. If errors are discovered, the Company may not be able to successfully correct them in a timely manner or at all. In addition, we may need to make significant expenditures of resources in order to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. If one or more of our products fails, a customer may assert warranty and other claims for substantial damages against the Company. The occurrence or discovery of these types of errors or failures could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company believes that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding end-user customers in target markets. The Company believes that the importance of reputation and name recognition will increase as competition in the target markets increases. Promotion and enhancement of the Company’s name will depend on the effectiveness of the marketing and advertising efforts and on the success in providing high-quality products and related services, neither of which can be assured. If the end-user customers do not perceive the products or related service to be effective or of high quality, the brand and name recognition would suffer which could have a material adverse effect on the Company’s business, financial condition or results of operation.

Certain of the Company’s current and potential competitors are larger companies that have greater financial, technical and marketing resources. It is possible that competitors could produce products that perform the same or similar functions as those performed by the Company’s products. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s current or prospective customers. Accordingly, it is likely that new competitors or alliances among such competitors will emerge and may rapidly acquire significant market share, which would have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, competitors could merge to form a larger entity, which would be more difficult to complete against.

Additionally, the Company’s quarterly and annual financial and operating results are affected by a wide variety of factors that could materially adversely affect revenue and profitability, including: but not limited to general political and economic conditions; effects of terrorist acts or war; the timing of customer orders; the Company’s ability to introduce new products on a timely basis; introduction of products and technologies by the Company’s competitors; retention of key employees; market acceptance of the Company’s and its competitors’ products; the ability to hire and retain key personnel and fluctuations.

International revenues are expected to continue to account for a significant portion of the Company’s total revenues in future periods. International sales are subject to certain inherent risks, including, but not limited to those risks discussed in this section and elsewhere in this Form 10-K: unexpected changes in regulatory requirements and tariffs; difficulties in staffing and managing foreign operations; longer payment cycles and problems in collecting accounts receivable; exchange rate fluctuations; potentially adverse tax treatment, and the inability to expand distribution channels and import/export restrictions. In addition, some of the Company’s products are subject to regulation by foreign governments, which requires the Company to follow certain telecommunications and safety certification procedures in these countries. Failure to obtain necessary local country approvals or certifications will restrict the Company’s ability to sell in such countries. As a result of the foregoing and other factors, the Company may experience material fluctuations in future financial and operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, results of operations and stock price.

Prior to June 28, 2002, Arthur Andersen LLP served as the Company’s independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On June 28, 2002, the Company dismissed Arthur Andersen and retained Ernst & Young LLP as its independent auditors for its current fiscal year ended December 31, 2002. SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to the Company’s inclusion of Arthur Andersen’s audit report in those filings. Since the Company’s former engagement partner and audit manager have left Arthur Andersen and in light of the announced cessation of Arthur Andersen’s SEC practice, the Company will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in the Company’s relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under the Company’s registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of the Company’s ability to obtain Arthur Andersen’s consent.

Increasing political and social turmoil, such as terrorist and military actions, can be expected to put further pressure on economic conditions in the United States and foreign jurisdictions. These conditions make it difficult for the Company, and its customers, to accurately forecast and plan future business activities and could have a material adverse effect on its business, financial condition and results of operations.

Federal, state or foreign agencies may and have adopted laws or regulations affecting the use of outbound call processing systems as well as the Internet as a commercial medium. These laws or regulations could limit the market for Company products, which could materially adversely affect Company business, operating results and financial condition. Although many of these laws or regulations may not apply to the Company’s business directly, we expect that laws and regulations relating to user privacy, email spamming and predictive dialing could indirectly affect our business. It is possible that these laws or regulations could expose companies involved in outbound call processing systems as well as e-commerce to liability, which could limit the growth of commerce on the Internet generally.

Item 2.    Properties

The Company’s corporate headquarters are located at an 85,000 square foot, two-story building in Westford, Massachusetts. The facility is occupied under a lease that expires in September 2008. The Company leases a Richardson, Texas facility of 9,297 square feet, which expires in March 2006. Also, the Company leases a Miami, Florida facility of approximately 36,159 square feet, of which 8,190 square feet expires December 2004 and 27,969 square feet expires December 2012. In addition, the Company leases facilities for sales and service offices in ten states as well as in the United Kingdom, Mexico, Singapore, Germany, Australia, India, Japan and South Korea. The Company leases its facilities and sales offices under operating leases that expire at various dates through December 2012. Under these lease agreements, the Company is responsible for associated maintenance costs and real estate taxes. Total rental expense for all operating leases for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $2.7 million, $2.7 million and $2.2 million, respectively.

Item 3.    Legal Proceedings

The Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

On or about January 24, 2003 the Company settled its litigation with Manufacturing Administration and Management Systems, Inc. (“MAMS”) by agreeing to pay $2.35 million to settle the patent infringement lawsuit with MAMS. As a result, the lawsuit was dismissed, and the Company acquired all rights, title and interest in, and to, United States Patent 4,600,814. See Note (12) in Notes To Consolidated Financial Statements for further information.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Item 4A.    Executive Officers of the Registrant

The executive officers of the Company, the age of each, and the period during which each has served in his or hers present office are as follows:

Mr. James D. Foy (56) serves as President, Chief Executive Officer and Director. Mr. Foy joined the Company in September 2001. Prior to joining the Company, Mr. Foy served as President of Informix Software Corporation, a global enterprise software company, from July 2000 to August 2001 and Executive Vice President of the Transaction Business Group from April 1999 through June 2000. Mr. Foy also served as Vice President of Engineering at Ardent Software Inc. (formerly Vmark Software Inc.), an international enterprise software company, from April 1995 through March 1999.

Mr. Ralph S. Breslauer (39) serves as Executive Vice President, Sales and Marketing. Mr. Breslauer joined the Company in January 2002. Prior to joining the Company, Mr. Breslauer served as Senior Vice President of Worldwide Field Operations for eRoom Technology, Inc., a collaboration software company, from July 2000 through December 2001. Mr. Breslauer has also served as Vice President of Marketing and Business Development for Informix Software Corporation’s Transaction Business Group, a global enterprise software company, between December 1999 and July 2000. Prior to being acquired by Informix Software Corporation, Mr. Breslauer served as Vice President of Marketing for Databases and Tools at Ardent Software Inc., (formed as a result of the merging of Vmark Software Inc. and Unidata Inc.) an international enterprise software company, from November 1995 through December 1999.

Mr. Mark Donovan (48) has served as Senior Vice President, Operations and Customer Services since May 1998. Mr. Donovan joined the Company in September 1983 and has held various management positions at the Company, including Vice President, Customer Services from June 1992 through June 1994.

Ms. Kristina Lengyel (35) serves as Vice President, Global Technical Services, effective January 1, 2003. Ms. Lengyel joined the Company in January 2002 in the position of Vice President of Professional Services. Prior to joining the Company, Ms. Lengyel served as Senior Vice President of Operations and Chief Technology Officer from December 2000 through June 2001, Vice President for Engineering from October 1999 through December 2000, and Vice President for Customer Integration Services from August 1996 through October 1999 at INSCI Corp, a provider of document management solutions.

Mr. Michael J. Provenzano III (33) has served as Vice President, Finance, Chief Financial Officer and Treasurer since July 2000. Mr. Provenzano joined the Company in November 1999 as Corporate Controller. Prior to joining the Company, Mr. Provenzano held positions of increasing responsibility at Arthur Andersen LLP from September 1992 through November 1999, including experienced audit manager in the high technology practice.

Mr. Alexander Tellez (37) serves as Executive Vice President of Engineering. Mr. Tellez joined the Company in January 2002. Prior to joining the Company, Mr. Tellez was co-Founder, President and Chief Executive Officer of CellIt, Inc., a contact center systems company, from June 1995 to January 2002. Prior to founding CellIt, Mr. Tellez served as Director of Strategic Systems for Vitas Healthcare Corporation, a nationwide healthcare company, from March 1991 through June 1995.

Officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock has been traded on the Nasdaq National Market under the symbol “CRTO” since May 2, 2002 when the Company’s name changed from Davox Corporation to Concerto Software, Inc. and previously traded under the symbol “DAVX” since its initial public offering on April 28, 1987. Prior to that date, there was no public market for the Company’s common stock. The following table sets forth the range of high and low sale prices per share of common stock on the Nasdaq National Market for each quarter of the years ended December 31, 2002 and 2001 as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
First Quarter	$10.20	$7.60	$14.88	$8.94
Second Quarter	$9.68	$6.01	$13.00	$7.30
Third Quarter	$7.20	$3.85	$10.50	$7.30
Fourth Quarter	$7.49	$4.33	$10.00	$7.20

As of March 24, 2003, there were approximately 460 holders of record of the Company’s common stock and approximately 3,470 beneficial shareholders of the Company’s common stock.

In January 1999, the Board of Directors authorized the purchase of up to 3.0 million shares of the Company’s common stock. In October 2000, the Company’s Board of Directors increased the total number of shares authorized to be repurchased under the repurchase program to 6.0 million. Shares that are repurchased may be used for various purposes including business acquisitions and the issuance of shares pursuant to the Company’s stock option and employee stock purchase plans. Under the Company’s stock repurchase program, shares may be repurchased, at management’s discretion, from time to time at prevailing prices in the open market. As of December 31, 2002, the Company had repurchased 4,310,900 shares and 1,689,100 shares were available for repurchase under this repurchase program.

The Company has never paid cash dividends on its common stock and has no present intentions to pay cash dividends in the future. The Company intends to retain any future earnings and its cash and cash equivalents and marketable securities to finance the growth of the Company.

On January 14, 2002, the Company acquired CellIt, pursuant to an Agreement and Plan of Merger (the “Agreement”) between CellIt and Company. Pursuant to the Agreement, the Company issued approximately 544,366 shares of common stock and paid $9,259,313 in cash in exchange for all of the outstanding shares of capital stock of CellIt. The shares of common stock issued to the former CellIt stockholders were issued in reliance on exemptions for non-public offerings provided by Rule 506 and Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and constitute “restricted securities” under Rule 144 of the Securities Act. The provisions of Rule 144 permit limited resale of “restricted securities,” subject to mandatory holding periods, volume restrictions and other restrictions.

Item 6.    Selected Financial Data

The following table sets forth certain condensed consolidated financial data for each of the five years in the period ended December 31, 2002:

	Years Ended December 31,
	2002	2001(b)	2000(b)	1999(b)	1998 (a)
	(In Thousands, Except Per Share Amounts)
Condensed Consolidated Statements of Operations Data:
Total revenue	$99,489	$94,945	$95,190	$92,966	$88,948
Cost of revenue	36,251	34,615	33,751	31,322	30,114

Gross profit	63,238	60,330	61,439	61,644	58,834
Research, development and
engineering expenses	16,364	17,954	16,009	13,259	12,086
Selling, general and
administrative expenses	44,542	43,726	42,753	37,077	34,841
Litigation settlement	2,350	—	—	—	—
Amortization of purchased
intangible assets	1,691	—	—	—	—
Merger and integration costs	3,112	—	—	—	1,926
Restructuring costs	3,748	2,623	—	—	—

Income (loss) from operations	(8,569)	(3,973)	2,677	11,308	9,981
Other income, net	840	2,755	4,037	2,815	2,941

Income (loss) before provision
for income taxes	(7,729)	(1,218)	6,714	14,123	12,922
Provision for income taxes	225	126	2,081	2,118	4,393

Net income (loss)	$(7,954)	$(1,344)	$4,633	$12,005	$8,529

Earnings per share:
Basic	$(0.66)	$(0.11)	$0.35	$0.89	$0.60

Diluted	$(0.66)	$(0.11)	$0.33	$0.85	$0.58

Weighted average shares outstanding:
Basic	12,049	12,636	13,236	13,531	14,130

Diluted	12,049	12,636	13,945	14,165	14,822

Condensed Consolidated Balance Sheets Data:
Working capital	$26,619	$61,363	$66,585	$66,085	$62,756
Total assets	94,209	97,156	102,180	99,043	89,423
Long-term obligations	19	—	—	—	—
Stockholders’ equity	57,602	70,468	75,738	72,514	69,327

(a)	Historical financial information has been restated to reflect the combination of the Company and AnswerSoft Inc. in 1998 accounted for as a pooling-of-interests.
(b)	Revenue and cost of revenue have been restated in connection with the adoption of EITF 01-14 in 2002 for periods 1999-2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, the Company’s future development plans, the Company’s ability to obtain debt, equity or other financing, and the Company’s ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, as more fully described under “Certain Factors That May Affect Future Results.” Actual results may differ materially.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue recognition. We generate software revenue from licensing the rights to use our software products. We also generate service revenues from the sale of product maintenance contracts and implementation, education and consulting services. We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect toCertain Transactions. Revenue from software license fees are generally recognized upon delivery provided that there are no significant post delivery obligations, persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. If acceptance is required beyond our standard published specifications, software license revenue is recognized upon customer acceptance.

SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for the delivered elements of a multiple-element arrangement. In such circumstances, we defer the fair value of the undelivered elements and recognize, as revenue, the remaining value for the delivered elements.

Revenues for consulting, implementation and educational services are recognized over the period in which services are provided. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue in our balance sheet.

Accounting for Income Taxes. As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process involves us estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue and depreciation, for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include the change as an expense within the tax provision in the Statement of Operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $19.5 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers on an ongoing basis and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Research and Development and Software Development Costs. Research and development costs have been charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Leased, Sold, or OtherwiseMarketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. Accordingly, all such software development costs have been expensed.

Restructuring Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment. In accordance with EITF Issue No. 94-3 and SAB 100, management makes certain judgmental estimates related to these restructuring charges. We specifically identified all positions, which were to be eliminated and notified the affected individuals prior to the end of the quarter in which the related restructuring charge was recorded. The consolidation of facilities required us to make certain estimates, including contractual rental commitments or lease buy-outs for office space being vacated and related costs, leasehold improvement write-downs, offset by estimated sub-lease income. We review on at least a quarterly basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. If the rental markets change, our sub-lease assumptions may not be accurate and changes in these estimates might be necessary, but are not expected to materially affect our financial condition and results of operations. For a discussion of the Company’s restructuring activities, see Note 3, Restructuring Costs, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002.

Impairments of Long-Lived Assets and Goodwill. The Company’s long-lived assets include goodwill and acquired intangible assets pursuant to its acquisition of CellIt in January 2003. At December 31, 2002, we had $22.6 million of goodwill and other intangible assets, which represented approximately 28.2% of our total assets. We review and assess if there is any impairment of identifiable intangibles, long-lived assets and goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

•	significant under-performance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on the projected undiscounted cash flow method. During 2002, we determined that none of our acquired intangible assets and goodwill had been impaired.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue represented by items as shown in the Company's Consolidated Statements of Operations. This table should be read in conjunction with the Selected Financial Data, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein.

	Percentage of Total Revenue For The Years Ended December 31,
	2002	2001	2000
Product revenue	46.5%	45.7%	49.5%
Service revenue	53.5	54.3	50.5

Total revenue	100.0	100.0	100.0
Cost of product revenue	9.3	7.9	8.4
Cost of service revenue	27.1	28.6	27.1

Total Cost of revenue	36.4	36.5	35.5

Gross profit	63.6	63.5	64.5
Research, development and engineering expenses	16.4	18.9	16.8
Selling, general and administrative expenses	44.8	46.0	44.9
Non-recurring merger and integration costs	3.1	—	—
Non-recurring restructuring costs	3.8	2.8	—
Litigation settlement	2.4	—	—
Amortization of purchased intangibles assets	1.7	—	—

Income (loss) from operations	(8.6)	(4.2)	2.8
Other income, net	.8	2.9	4.2

Income (loss) before provision for income taxes	(7.8)	(1.3)	7.0
Provision for income taxes	0.2	0.1	2.2

Net income (loss)	(8.0%)	(1.4%)	4.8%

Total revenue was approximately $99.5 million, $94.9 million and $95.2 million for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. Total revenue increased 4.8% for the year ended December 31, 2002 compared to the same period in 2001 and remained relatively consistent in fiscal year 2001 compared to fiscal year 2000. The increase in total revenue in 2002 was primarily due to the Company’s acquisition of CellIt.

Product revenue was approximately $46.2 million, $43.4 million and $47.1 million in fiscal years 2002, 2001 and 2000, respectively. Product revenue increased 6.6% in fiscal year 2002 compared to 2001. The increase in product revenue is due to the revenue contribution associated with the sale of the ContactPro and EnsemblePro product lines, partially offset by a decrease in the Company’s Unison product revenue. During 2002, total ContactPro and EnsemblePro product revenue was $13.4 million. Also contributing to the increase in product revenue for 2002 was the increase in product revenue contribution in the North American and Asia Pacific regions, partially offset by a decrease in the European region. Product revenue decreased 7.9% in 2001 from 2000 primarily due to weak economic conditions in North America.

Cost of product revenue as a percentage of product revenue was 20.1%, 17.4%, and 17.0% in fiscal years 2002, 2001 and 2000, respectively. The increase as a percentage of product revenue in 2002 and 2001 was due to an increase in costs of materials for production compared to the same periods in 2001 and 2000 and a higher hardware component composition associated with the ContactPro product line in 2002.

Service revenue was approximately $53.3 million, $51.6 million, and $48.1 million in fiscal years 2002, 2001 and 2000, respectively. Service revenue increased 3.3%, 7.3% and 22.6% in 2002, 2001 and 2000, respectively. The increase in 2002, was due primarily to the growth in the Company’s installed customer base, resulting in new and renewed contract maintenance revenue as compared to prior years, offset by decreasing professional services revenues, which include implementation, consulting and training, as customers continue to purchase the minimum amount of services necessary given the continuing difficult economic environment. The increases in 2001 and 2000, were due primarily to the growth in the Company’s installed customer base, resulting in new and renewed contract maintenance revenue as compared to prior years.

Cost of service revenue as a percentage of service revenue was 50.6%, 52.5% and 53.6% in 2002, 2001 and 2000, respectively. The decreases as a percentage of service revenue were attributable to the growth in service revenue in 2002, 2001 and 2000, which exceeded the associated increases in the cost of servicing a larger customer installed base.

In 2002, 2001 and 2000, no single customer represented more than 10% of the Company’s total revenue. Total revenue from the Company’s three largest customers combined amounted to 9%, 14% and 16% of total revenue in 2002, 2001 and 2000, respectively. The Company intends to continue to broaden its base of existing and new customers by penetrating new markets, expanding its international presence and using alternate channels of distribution, thereby further decreasing its dependence on its largest end-user customers.

Research, development and engineering expenses were approximately $16.4 million, $18.0 million and $16.0 million, representing 16.4%, 18.9% and 16.8% of total revenue during 2002, 2001 and 2000, respectively. The decrease in 2002 was primarily attributable to a decrease in employees and the associated lower payroll expenses and related expenses compared to most of 2001 along with decreased consulting, recruiting, depreciation and training expenses. The increase in 2001 was primarily attributable to an increase in employees and higher payroll and related expenses for most of the year compared to 2000.

Selling, general and administrative (“SG&A”) expenses were approximately $44.5 million, $43.7 million and $42.8 million, representing 44.8%, 46.0% and 44.9% of total revenue during 2002, 2001 and 2000, respectively. The increase in SG&A for 2002 is due primarily to higher payroll and related expenses resulting from increased headcount, increased consulting costs and legal fees, depreciation expense, travel related expenses, and the Company providing increased accounts receivable reserves due primarily to the weakening economic environment in North America and overall increase in the accounts receivable balance. The increases in 2001 were primarily attributable to the continued investment in international operations as the Company expanded its global presence. Additionally, higher payroll and related expenses were partially offset by a decrease in travel expenses.

During 2002, the Company recorded merger and integration related charges totaling approximately $3.1 million due to the acquisition of CellIt. The components of the merger and integration charge included employee severance and transition costs, technical training costs, costs related to corporate re-branding initiatives associated with the Company’s name change and the write-off of $1.1 million of prepaid software licenses under an OEM agreement with a third-party vendor given that similar technology was obtained in the CellIt acquisition. Also during the first and fourth quarter of 2002, primarily in connection with the acquisition of CellIt, the Company recorded restructuring charges totaling approximately $3.7 million. The components of the restructuring charges included costs related to a reduction in workforce of approximately 62 people or 9% of the Company’s total workforce, which affected all functional areas and costs associated with excess leased office space. During 2001, in response to the weak economic environment in North America, the Company recorded a restructuring charge totaling approximately $2.6 million. The components of the restructuring charge included costs related to a reduction in workforce of approximately 97 people or 18% of the Company’s then total workforce, which effected all functional areas, costs associated with excess leased office space due to the reduction in headcount and the departure of the Company’s previous president and chief executive officer.

In December 2002, the Company recorded a legal accrual of approximately $2.4 million related to the settlement of the 1998 lawsuit for patent infringement by Manufacturing Administration and Management Systems, Inc. (MAMS), which was paid by the Company in February 2003.

In 2002, the Company recorded approximately $1.7 million of amortization expense related to the purchased intangible assets recorded as a result of the acquisition of CellIt.

Other income, derived primarily from investments in commercial paper, corporate bonds, Euro dollar bonds, federal agency issued coupons, tax advantaged auction securities, and money market instruments decreased 69.5% in 2002 and 31.8% in 2001. The decrease in 2002 was due to lower average cash balances as the Company repurchased 1.4 million shares of its common stock at an aggregate cost of $11.8 million during the year, the acquisition of CellIt which utilized cash of $10.9 million, the cash payments associated with the previously mentioned merger and integration and restructuring charges totaling $4.7 million and $4.1 million of capital purchases combined with lower interest rates and investment yields compared to the same periods in 2001. The decrease in 2001 was due to lower average cash balances as the Company repurchased 600,200 shares of its common stock at an aggregate cost of $5.4 million during the year combined with lower interest rates and investment yields compared to the same periods in 2000.

Income Taxes

The Company provided for income taxes for 2002 and 2001 primarily for foreign income taxes relating to its foreign subsidiaries. For 2000, the effective tax rate is lower than the combined federal and state statutory tax rates due primarily to the utilization of net operating loss and tax credit carryforwards and benefits derived from the Company’s foreign sales corporation.

Liquidity and Capital Resources

As of December 31, 2002, the Company’s principal sources of liquidity were its cash and cash equivalent balances of approximately $19.3 million, and its marketable securities of approximately $15.8 million. As of December 31, 2001, the Company’s principal sources of liquidity were its cash and cash equivalent balances of approximately $20.1 million, and its marketable securities of approximately $47.8 million. The overall decrease in cash and cash equivalents and marketable securities in 2002 was due primarily to the utilization of $11.8 million in cash to repurchase 1.4 million shares of its common stock, the acquisition of CellIt utilizing cash of $10.9 million, the cash payments associated with the previously mentioned merger and integration and restructuring charges totaling $4.7 million and capital expenditures of $4.1 million.

The Company’s primary investing activities were the purchases and sales of marketable securities, the acquisition of CellIt and purchases of property and equipment. Property and equipment purchases were approximately $4.1 million in 2002 compared to approximately $4.4 million and $4.8 million in 2001 and 2000, respectively. Purchases and sales of marketable securities generated a net cash inflow of approximately $32.1 million compared to an outflow of approximately $38.8 million in 2001 and a net cash inflow of approximately $21.8 million in 2000.

Cash used in financing activities in 2002 was approximately $12.9 million which resulted from the Company’s repurchase of 1.4 million shares of its common stock totaling $11.8 million and $2.9 million in principal payments made for long-term obligations assumed in connection with the acquisition of CellIt, partially offset by proceeds generated from the exercise of stock options and shares purchased by employees under the Company’s employee stock purchase plan. Cash used in financing activities in 2001 was approximately $4.4 million which resulted from the Company’s repurchase of 600,200 shares of its common stock totaling $5.4 million, partially offset by proceeds generated from the exercise of stock options and shares purchased by employees under the Company’s employee stock purchase plan.

Working capital as of December 31, 2002 was approximately $26.6 million as compared to approximately $61.4 million as of December 31, 2001. Total assets as of December 31, 2002 were approximately $94.2 million compared to approximately $97.2 million as of December 31, 2001. The $34.8 million decrease in working capital is primarily attributable to the previously mentioned $32.8 million decrease in total cash and marketable securities balances combined with the $2.4 million increase in accrued expenses related to the MAMS litigation settlement.

The Company’s contractual obligations for future payments as of December 31, 2002 were composed of operating leases for the various office spaces leased by the Company and capital equipment leases. A summary of the amounts due under these leases is as follows:

	Payments Due In Thousands by Period
Contractual Obligation	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Operating Leases	$2,941	$7,039	$3,636	$2,855	$16,471

Capital Leases	$584	$55	—	—	$639

Management believes, based on its current operating plan, that the Company’s existing cash and cash equivalents, marketable securities and anticipated cash generated from operations will be sufficient to meet the Company’s cash requirements for the next twelve months.

Impact of Inflation

The Company believes that inflation did not have a material effect on its results of operations in 2002, 2001 and 2000.

New Accounting Standards

In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 01-14, Income Statement Characterization of Reimbursement received for Out of Pocket Expenses Incurred. In accordance with EITF No. 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statements of operations.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity(including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs as defined in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB’s finalized EITF Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company does not anticipate that the adoption of EITF 00-21 have a material impact on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB SFAS No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Interpretation applies to public and non-public entities, and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In January 2003, The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB SFAS No. 123, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company for the year ended December 31, 2002.

Item 7(A).    Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of December 31, 2002 and 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company’s investments are primarily short-term, Euro dollar and corporate bonds, investment-grade commercial paper, tax advantaged auction securities and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

As of December 31, 2002 and 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the years ending December 31, 2002, 2001, and 2000. Currently, the Company does not engage in foreign currency hedging activities.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To Concerto Software, Inc.:

We have audited the accompanying consolidated balance sheet of Concerto Software, Inc. (a Delaware corporation formerly known as Davox Corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations, and whose report, dated January 18, 2002, expressed an unqualified opinion on those financial statements before the restatement adjustments described in Note 1(n).

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concerto Software, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Concerto Software, Inc. as of December 31, 2001 and 2000 and for the years then ended were audited by other auditors who have ceased operations. As described in Note 1(n), in 2002 the Company adopted the accounting required pursuant to Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”) Income Statement Characterization of Reimbursement Received for Out of Pocket Expenses Incurred. The 2001 and 2000 consolidated financial statements have been adjusted to reclassify certain amounts between service revenue and cost of services revenue as required by EITF No. 01-14. We audited the adjustments disclosed in Note 1(n) that were applied to reclassify certain amounts between service revenue and cost of services revenue in the 2001 and 2000 consolidated financial statements. Our procedures included: (i) agreeing the amounts to the Company’s underlying accounting records obtained from management, and (ii) agreeing the amounts to the amounts disclosed in the Notes to Financial Statements included in Concerto Software, Inc.’s 2001 Form 10-K. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of December 31, 2001 and 2000 and for the years then ended, taken as a whole.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

January 24, 2003

THE FOLLOWING REPORT IS A COPY OF THE ACCOUNTANT’S REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Davox Corporation:

We have audited the accompanying consolidated balance sheets of Davox Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Davox Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 18, 2002

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$19,289	$20,105
Marketable securities, at amortized cost	15,775	47,838
Accounts receivable, net of reserves of $3,183 and $2,324 in 2002 and 2001, respectively	17,234	11,007
Prepaid expenses and other current assets	5,536	5,310
Deferred tax assets	5,373	3,791

Total curent assets	63,207	88,051
Property and equipment, net	7,910	6,447
Goodwill	17,182	—
Purchased intangible assets, net	5,369	—
Other assets	541	2,658

	$94,209	$97,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,015	$5,307
Accrued expenses	15,551	8,643
Current portion of long-term debt obligations	616	—
Deferred revenue	13,406	12,738

Total current liabilities	36,588	26,688
Long-term debt obligations	19	—

Total liabilities	36,607	26,688
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.10 par value – Authorized – 30,000 shares Issued – 14,556 shares	1,456	1,456
Additional paid-in capital	82,809	82,136
Other comprehensive loss	(553)	(345)
Retained earnings	1,690	9,644

	85,402	92,891
Less – Treasury stock, 2,910 and 2,247 shares, at cost, in 2002 and 2001, respectively	(27,800)	(22,423)

Total stockholders’ equity	57,602	70,468

	$94,209	$97,156

The accompanying notes are an integral part of these consolidated financial statements

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Years Ended December 31,
	2002	2001	2000
Product revenue	$46,214	$43,366	$47,135
Service revenue	53,275	51,579	48,055

Total revenue	99,489	94,945	95,190

Cost of product revenue	9,292	7,528	8,012
Cost of service revenue	26,959	27,087	25,739

Total cost of revenue	36,251	34,615	33,751

Gross profit	63,238	60,330	61,439

Operating expenses:
Research, development and engineering	16,364	17,954	16,009
Selling, general and administrative	44,542	43,726	42,753
Restructuring costs	3,748	2,623	—
Merger and integration costs	3,112	—	—
Litigation settlement	2,350	—	—
Amortization of purchased intangible assets	1,691	—	—

Total operating expenses	71,807	64,303	58,762

Income (loss) from operations	(8,569)	(3,973)	2,677
Other income (primarily interest)	907	2,755	4,037
Interest expense	(147)	—	—

Income (loss) before provision for income taxes	(7,729)	(1,218)	6,714
Provision for income taxes	225	126	2,081

Net income (loss)	$(7,954)	$(1,344)	$4,633

Earnings (loss) per share:
Basic	$(0.66)	$(0.11)	$0.35

Diluted	$(0.66)	$(0.11)	$0.33

Weighted average shares outstanding:
Basic	12,049	12,636	13,236

Diluted	12,049	12,636	13,945

The accompanying notes are an integral part of these consolidated financial statements.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Common Stock					Treasury Stock
	Shares	$0.10 Par Value	Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Shares	Amount	Total Stockholders' Equity	Comprehensive Income(loss)
BALANCE, December 31, 1999	14,556	1,456	74,691	(17)	6,355	1,298	(9,971)	72,514
Proceeds from exercise of stock options, including related tax benefit	—	—	4,207	—	—	(405)	3,028	7,235
Proceeds from purchases under employee stock purchase plan	—	—	71	—	—	(20)	143	214
Recoupment of acquisition escrow shares (Note 7a)	—	—	3,707	—	—	119	(3,707)	—
Purchases of treasury stock	—	—	—	—	—	935	(8,576)	(8,576)
Translation adjustments	—	—	—	(282)	—	—	—	(282)	(282)
Net income	—	—	—	—	4,633	—	—	4,633	4,633

Comprehensive income for the year ended December 31, 2000	—	—	—	—	—	—	—	—	$4,351

BALANCE, December 31, 2000	14,556	$1,456	$82,676	$(299)	$10,988	1,927	$(19,083)	$75,738
Proceeds from exercise of
stock options, including related tax benefit	—	—	(776)	—	—	(236)	1,737	961
Proceeds from purchases under
employee stock purchase plan	—	—	36	—	—	(45)	334	370
Stock based compensation	—	—	200	—	—	—	—	200
Purchases of treasury stock	—	—	—	—	—	601	(5,411)	(5,411)
Translation adjustments	—	—	—	(46)	—	—	—	(46)	(46)
Net loss	—	—	—	—	(1,344)	—	—	(1,344)	(1,344)

Comprehensive loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	($1,390)

BALANCE, December 31, 2001	14,556	$1,456	$82,136	$(345)	$9,644	2,247	$(22,423)	$70,468

Proceeds from exercise of
stock options, including related tax benefit	—	—	(176)	—	—	(189)	1,648	1,472
Proceeds from purchases under
employee stock purchase plan	—	—	(112)	—	—	(53)	453	341
Stock issued for CellIt acquisition	—	—	961	—	—	(544)	4,325	5,286
Purchases of treasury stock	—	—	—	—	—	1,449	(11,803)	(11,803)
Translation adjustments	—	—	—	(208)	—	—	—	(208)	(208)
Net loss	—	—	—	—	(7,954)	—	—	(7,954)	(7,954)

Comprehensive loss for the year
ended December 31, 2002	—	—	—	—	—	—	—	—	($8,162)

BALANCE, December 31, 2002	14,556	$1,456	$82,809	$(553)	$1,690	2,910	$(27,800)	$57,602

The accompanying notes are an integral part of these consolidated financial statements.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$(7,954)	$(1,344)	$4,633
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	6,116	3,824	3,968
Write-off of prepaid OEM software licenses	1,127	—	—
Deferred taxes	—	(280)	1,300
Tax benefit from the exercise of stock options	66	274	1,649
Stock-based compensation	—	200	—
Changes in current assets and liabilities, net of acquisition of CellIt
Accounts receivable	(5,414)	3,191	6,158
Prepaid expenses and other current assets	(862)	(746)	(2,320)
Accounts payable	(440)	(143)	(283)
Accrued expenses	4,408	564	(3,661)
Deferred revenue	(1,696)	(162)	3,919

Net cash provided by (used in) operating activities	(4,649)	5,378	15,363

Cash Flows From Investing Activities:
Acquisition of CellIt Inc., net of cash acquired	(10,945)	—	—
Purchases of property and equipment	(4,060)	(4,404)	(4,761)
Decrease (increase) in other assets	(122)	632	(1,911)
Purchases of marketable securities	(20,773)	(90,377)	(68,121)
Sales and maturities of marketable securities	52,836	51,538	89,893

Net cash provided by (used in) investing activities	16,936	(42,611)	15,100

Cash Flows From Financing Activities:
Principal repayments of long-term debt obligations	(2,939)	—	—
Proceeds from exercise of stock options	1,406	687	5,586
Proceeds from employee stock purchase plan	341	370	214
Purchases of treasury stock	(11,803)	(5,411)	(8,576)

Net cash used in financing activities	(12,995)	(4,354)	(2,776)

Effect of exchange rate differences on cash	(108)	(66)	(362)

Net increase (decrease) in cash and cash equivalents	(816)	(41,653)	27,325
Cash and cash equivalents, beginning of year	20,105	61,758	34,433

Cash and cash equivalents, end of year	$19,289	$20,105	$61,758

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$49	$234	$2,508

Cash paid during the year for interest	$143	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Recoupment of Answersoft, Inc. acquisition escrow shares (Note8a)	$—	$—	$3,707

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of CellIt, Inc.:
Fair value of assets acquired	$24,220	$—	$—
Less:
Cash paid	10,180	—	—
Fair value of common stock issued	5,287	—	—
Accrued acquisition costs	1,325	—	—

Net Liabilities assumed	$7,428	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Amounts In Thousands)

(1)    Operations and Significant Accounting Policies

Concerto Software, Inc. (the “Company”, formerly known as Davox Corporation) provides contact center solutions that help companies more effectively manage customer interactions via telephone, Email, Web and facsimile. These solutions are sold directly or through reseller and distribution agreements. The Company markets its solutions to financial institutions, retailers, entertainment companies, telemarketing organizations, telecommunications and transportation companies and utilities.

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

(b) Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Revenue Recognition

The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts, implementation, education and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect toCertain Transactions. Revenue from software license fees are generally recognized upon delivery, provided that there are no significant post delivery obligations, persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. If acceptance is required beyond the Company’s standard published specifications, software license revenue is recognized upon customer acceptance.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(1)	Operations and Significant Accounting Policies (continued)

(c) Revenue Recognition (continued)

SOP 98-9 requires use of the residual method for recognition of revenue when vendor-specific objective evidence exists for undelivered elements, but does not exist for the delivered elements of a multiple-element arrangement. In such circumstances, the Company defers the fair value of the undelivered elements and recognizes, as revenue, the remaining value for the delivered elements.

Revenues for implementation, education and consulting services are recognized over the period in which the services are provided. Maintenance revenue is deferred at the time of software delivery and is recognized ratably over the term of the support period, which is typically one year. Amounts collected from customers prior to satisfying the revenue recognition criteria are reflected in the accompanying balance sheets as deferred revenue.

(d) Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper. Marketable securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. The Company’s investments consist of held-to-maturity securities that are investments in Euro dollar bonds, investment-grade commercial paper, certificates of deposit, federal agency coupons, tax advantage auction securities, corporate bonds and notes at December 31, 2002 and 2001. All of these investments are classified as current assets in the accompanying balance sheets as they mature within one year.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(1)	Operations and Significant Accounting Policies (continued)

(d) Cash, Cash Equivalents and Marketable Securities (continued)

At December 31, 2002 and 2001, marketable securities consisted of the following:

	2002		2001
	Market Value	Amortized Cost	Market Value	Amortized Cost
Euro dollar bonds (maturity 6-12 months)	$904	$903	$5,697	$5,699
Commercial paper obligations (maturity 4-9 months)	1,253	1,254	15,476	15,474
Certificates of deposit (maturity 3-11 months)	—	—	1,911	1,903
Corporate bonds (maturity 4-12 months)	10,811	10,828	25,421	25,336
Taxable auction security
(Cash equivalent)	1,000	1,000	—	—
Tax advantage auction securities
(Cash equivalent)	4,400	4,401	—	—
Federal agency issued coupons (maturity 7-10 months)	2,030	2,025	—	—
Auction-rate preferred stock (MMP)
(maturity 6 months)	1,500	1,514	—	—
Medium and short-term notes
(maturity 5-12 months)	504	504	414	414

	22,402	22,429	48,919	48,826
Less: cash equivalents	(6,655)	(6,654)	(988)	(988)

Marketable securities	$15,747	$15,775	$47,931	$47,838

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(1)	Operations and Significant Accounting Policies (continued)

(e) Property and Equipment

The Company provides for depreciation and amortization of property and equipment using the straight-line method by charges to operations in amounts to allocate the cost of the property and equipment over their estimated useful lives. The cost of property and equipment and their useful lives are summarized as follows:

		December 31,
Asset Classification	Estimated Useful Life	2002	2001
Office equipment and software	2-5 Years	$29,049	$24,018
Rental and demonstration equipment	2-3 Years	316	316
Furniture and fixtures	5 Years	2,048	1,566
Leasehold improvements	Life of Lease	2,123	1,707

		33,536	27,607
Less accumulated depreciation and amortization		25,626	21,160

		$7,910	$6,447

Depreciation and amortization expense included in the accompanying statement of operations was $4.4, $3.8 and $4.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(f) Long-lived assets

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in August 2001. This statement supersedes SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of this statement did not have a material impact on the Company’s operations or financial condition.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(1)	Operations and Significant Accounting Policies (continued)

(g) Research and Development and Software Development Costs

Research and development costs have been charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Leased, Sold, or OtherwiseMarketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. Accordingly, all such software development costs have been expensed.

(h) Foreign Currency Translation

The Company considers the functional currency of its foreign subsidiaries to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries’ financial statements are included as a component of other comprehensive income (loss) within stockholders’ equity. Transaction gains and losses in 2002, 2001 and 2000 were not material.

(i) Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and the effect of dilutive common stock equivalents using the treasury stock method.

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Basic weighted average shares outstanding	12,049	12,636	13,236
Effect of dilutive common stock equivalents	—	—	709

Diluted weighted average shares outstanding	12,049	12,636	13,945

In 2002, 2001 and 2000, 3,921, 2,386 and 1,509 common stock equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(1)	Operations and Significant Accounting Policies (continued)

(j) Off-Balance Sheet Obligations and Concentrations of Credit Risk

The Company had no significant off-balance-sheet obligations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company places its cash investments in several financial institutions. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. The Company had no customers as of December 31, 2002 with amounts due of more than 10% of total accounts receivable. The Company had two customers as of December 31, 2001 with amounts due totaling approximately 14% and 10% of total accounts receivable.

(k) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying value at December 31, 2002 and 2001 due to the short-term nature of these instruments.

(l) Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. The difference between the comprehensive income (loss) and reported net income (loss) in each period is a result of foreign currency translation. The Company has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss).

(m) Stock-Based Compensation

At December 31, 2002, the Company has six stock-based employee compensation plans, which are more fully described in Note 8. The Company accounts for those plans under

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(1)	Operations and Significant Accounting Policies (continued)

(m) Stock-Based Compensation

the recognition and measurement principles of APB Opinion No. 25 and related interpretations and adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based compensation plans under the fair value method as described in SFAS 123. The following tables illustrate the assumptions used and the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

	For the Years Ended December 31,
	2002	2001	2000
Risk-free interest rates	2.95%-4.65%	3.91%-4.93%	5.17%-6.69%
Expected dividend yield	—	—	—
Expected lives	4.45 years	5.71 years	5.27 years
Expected volatility	73%	73%	69%
Weighted average grant date fair value of options granted during the period	$5.41	$6.46	$8.49
Weighted average remaining contractual life of options outstanding	7.40 years	7.41 years	7.78 years

	Years ended December 31,
	2002	2001	2000
Net income (loss) as reported	$(7,954)	$(1,344)	$4,633
Add: Stock based compensation expense included in reported net income	—	200	—
Less: Total stock-based compensation expense determined under fair value based method for all awards	(5,908)	(6,453)	(9,045)

Pro forma net loss	$(13,862)	$(7,597)	$(4,412)

Earnings (loss) per share as reported:
Basic	$(0.66)	$(0.11)	$0.35

Diluted	$(0.66)	$(0.11)	$0.33

Pro forma loss per share:
Basic	$(1.15)	$(0.60)	$(0.33)

Diluted	$(1.15)	$(0.60)	$(0.33)

The effects of applying SFAS No. 123 in the pro forma disclosure are not likely to be representative of the effects on reported net income (loss) for future years. Additional awards in future years are anticipated.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(1)	Operations and Significant Accounting Policies (continued)

(n) New Accounting Standards

In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 01-14, Income Statement Characterization of Reimbursement received for Out of Pocket Expenses Incurred. In accordance with EITF No. 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statements of operations. During the twelve months ended December 31, 2002, 2001 and 2000, the reimbursed out-of-pocket expenses totaled $833, $686, and $934, respectively, which has been reflected as service revenue and cost of services revenue in accordance with EITF No. 01-14 in the accompanying statements of operations for all periods presented.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity(including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs as defined in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB’s finalized EITF Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted.

Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(1)	Operations and Significant Accounting Policies (continued)

(n) New Accounting Standards (continued)

in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on the Company.

In November 2002, the FASB issued Interpretation No. (FIN) 45 , Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB SFAS No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Interpretation applies to public and non-public entities, and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not anticipate that the adoption of the interpretation will have a material impact on its financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not anticipate that the adoption of the interpretation will have a material impact on its financial statements.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(1)	Operations and Significant Accounting Policies (continued)

(n) New Accounting Standards (continued)

In January 2003, The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company for the year ended December 31, 2002. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations under FIN 44 and elect the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148.

(2)	Acquisition of CellIt, Inc.

On January 14, 2002 the Company acquired, for aggregate consideration of $16.8 million, which includes acquisition costs incurred of approximately $1.3 million, all of the outstanding stock of CellIt, Inc., a Florida corporation (“CellIt”), by means of a merger of AP Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of the Company, with and into CellIt pursuant to an Agreement and Plan of Merger dated as of January 10, 2002. The acquisition of CellIt was completed to expand the technological offerings that the Company and CellIt could jointly develop and market. The results of CellIt’s operations have been included in the consolidated financial statements since January 14, 2002. CellIt was a privately held provider of comprehensive, unified customer interaction management solutions for contact centers and the aggregate consideration included approximately $10.2 million in cash, 544 shares of the Company’s common stock valued at approximately $5.3 million and approximately $1.3 million of acquisition costs.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(2)	Acquisition of CellIt, Inc. (continued)

The acquisition of CellIt was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated based on fair value as follows:

Fair value of assets acquired and liabilities assumed:
Current assets	$1,370
Property and equipment and other non-current assets	2,069
Current liabilities	(6,405)
Debt and other long-term liabilities	(4,484)
Acquired technology	6,000
Customer relationships	490
Employment contracts and non-compete agreements	570
Goodwill	17,182

$16,792

The value of acquired technology, customer relationships, employment contracts and non-compete agreements was determined based on an appraisal performed by an independent third party. These intangible assets are all being amortized on a straight-line basis over their estimated useful lives of four years. For the year ended December 31, 2002, the Company recorded $1.7 million of amortization expense related to the purchased intangible assets, which is incurred in the accompany statement of operations. The following table reflects the gross carrying amount and accumulated amortization associated with each respective intangible asset recorded.

	As of December 31, 2002,
	Gross carrying amount	Accumulated amortization
Acquired technology	$6,000	$1,437
Customer relationships	490	117
Employment contract and non-compete agreements	570	137

Total	$7,060	$1,691

The following table reflects the future amount of amortization expense that will be recorded associated with the intangible assets:

Estimated amortization expense:
For the year ended December 31, 2003	$1,765
For the year ended December 31, 2004	1,765
For the year ended December 31, 2005	1,765
For the year ended December 31, 2006	74

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(2)	Acquisition of CellIt, Inc. (continued)

Goodwill is not being amortized, but is measured for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company assessed the value of its goodwill and intangible assets in December 2002 and concluded that no impairment from the original value recorded occurred and, accordingly, no adjustments to the carrying values were made.

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

	For the Years Ended December 31,
	2002	2001
Revenue	$99,672	$100,045
Net loss	$(8,316)	$(17,590)
Net loss per basic and fully diluted common share	$(0.69)	$(1.39)

In connection with the acquisition of CellIt, the Company recorded a merger and integration charge of approximately $3.1 million. Included in this charge were expenses associated with the merger, such as transition employee costs, travel, training and corporate re-branding efforts associated with the Company’s name change from Davox Corporation to Concerto Software, Inc. Also included in the charge was the write-off of $1.1 million of prepaid software licenses under an OEM agreement with a third party vendor given that a similar technology was obtained in the CellIt acquisition.

(3)	Restructuring Costs

During 2002 and 2001, the Company incurred restructuring charges of $3.7 million and $2.6 million, respectively, primarily in response to unfavorable economic conditions in North America and the CellIt acquisition. The components of the restructuring charges are as follows:

For the Years Ended December 31,

	For the Years Ended December 31,
	2002	2001
Severance and related costs	$2,378	$2,164
Excess leased office space	1,370	259
Stock-based compensation	—	200

	$3,748	$2,623

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(3)	Restructuring Costs(continued)

During 2002, severance and related costs were the result of a reduction in the Company’s workforce by 62 people, or approximately 9% of total employees, and costs associated with excess leased office space. During 2001 the severance and related costs were primarily due to reductions in headcount and the departure of the previous president and chief executive officer. The Company also terminated 97 employees or 18% of its then workforce. These reductions affected all departments within the organization. The excess leased office space component of the restructuring charge consisted of idle lease space as a result of the headcount reductions. This amount was determined using current market value and taking into account, if applicable, the ability to sublease any of the idle space. The stock-based compensation charge related to an extension of the period to exercise certain options granted to the Company’s previous president and chief executive officer.

A summary of the restructuring accrual activity is as follows:

	For the Years Ended December 31,
	2002	2001
Restructuring reserve:
Balance, beginning of period	$750	$—
Provision	3,748	2,623
Severance and related payments	(2,685)	(1,790)
Facilities related payments	(50)	(83)

Balance, end of period	$1,763	$750

The Company anticipates that the remaining amount of the restructuring accrual will be paid through 2007 as follows:

2003	$654
2004	324
2005	288
2006	298
2007	199

Total	$1,763

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands

(4)	Accrued Expenses

Accrued expenses consist of the following:

	December 31
	2002	2001
Payroll and payroll related	$5,823	$4,410
Income taxes	1,617	1,346
Accrued litigation settlement (see Note 12)	2,350	—
Other	5,761	2,887

	$15,551	$8,643

(5)	401(k) Plan

The Company maintains the Concerto Software, Inc. 401(k) Retirement Plan (the “Plan”), which is a deferred contribution plan that covers all full-time employees over 21 years of age. Employees may join the Plan on the first day of the following month from their date of hire. The participants may make pretax deferred contributions to the Plan of up to 50% of the annual compensation, as defined. Contributions to the Plan by the Company are discretionary and are approved by the Board of Directors. The Company made discretionary contributions to the Plan of approximately $846, $929 and $917 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(6)	Income Taxes (continued)

	For the Years Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$200	$1,281
State	25	59	337
Foreign	200	210	—

Total current	225	469	1,618

Deferred:
Federal	—	(290)	379
State	—	(53)	84
Foreign	—	—	—

Total deferred	—	(343)	463

	$225	$126	$2,081

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 does not reflect approximately $66, $274 and $1,649 respectively, of tax benefits included in additional paid-in capital related to disqualifying dispositions and the exercise of non-qualified stock options.

The approximate income tax effect of each type of temporary difference comprising the deferred tax assets and liability is approximately as follows:

	December 31,
	2002	2001
Deferred Tax Assets:
Net operating loss carryforwards	$15,979	$—
Depreciation	1,585	1,447
Tax credit carryforwards	4,053	2,980
Other temporary differences	5,242	4,096

	26,859	8,523
Less: Valuation allowance	(19,459)	(2,350)

Subtotal	7,400	6,173
Deferred Tax Liability:
Intangibles	(2,027)	—

Total net deferred tax asset	$5,373	$6,173

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(6)	Income Taxes (continued)

Approximately $5,373 and $3,791 of the net deferred tax assets are classified as current at December 31, 2002 and 2001, respectively. Approximately $0 and $2,382 of the 2001 deferred tax asset is classified as long-term and included in other assets as of December 31, 2002 and 2001 respectively.

At December 31, 2002, the Company has available tax credit carryforwards of approximately $4,053, which begin to expire in fiscal year 2005.

The Company records a valuation allowance against its deferred tax assets to the extent management believes it is more likely than not that the assets will not be realized. As of December 31, 2002, the Company has provided a valuation allowance against certain of the Company’s tax credit carryforwards and net operating losses due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain tax laws and regulations. Approximately $13,186 of the net operating losses are related to the acquired net operating losses of CellIt. A significant portion of the valuation allowance relates to the Cellit net operating losses. As the valuation allowance is reduced with respect to this asset, the adjustment will reduce goodwill that was created in purchase accounting instead of reducing tax expense.

The Company has recorded, as part of purchase accounting, a deferred tax liability on the acquired and separately identified intangible assets. In addition, through purchase accounting, the Company has recognized a deferred tax asset relating to acquired temporary differences and net operating losses. The net effect of these adjustments resulted in additional goodwill recorded of $800,000, which was recorded in purchase accounting and included in the accompanying balance sheet.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Federal statutory tax rate	(34.0%)	(34.0%)	34.0%
State income taxes, net of federal income tax benefit	0.3	3.2	2.5
Change in valuation allowance/utilization of net operating loss and tax credit carryforwards	34.0	40.8	(3.7)
Foreign sales corporation benefit	—	—	(2.8)
Other	2.6	—	1.0

	2.9%	10.0%	31.0%

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	For the Years Ended December 31,
	2002	2001	2000
Domestic	$(15,248)	$(8,803)	$4,040
Foreign	7.519	7,584	2,674

	$(7,729)	$(1,218)	$6,714

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(7)	Commitments and Contingencies

(a) Capital and Operating Lease Commitments

The Company leases its facilities and sales offices under operating leases that expire at various dates through December 2012, which total $16,471. The Company also has capital leases for equipment that expire in 2004, which a total $42. Pursuant to the lease agreements, the Company is responsible for associated maintenance costs and real estate taxes. Total rental expense for all operating leases for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $2,737, $2,703 and $2,203, respectively.

Future minimum lease payments under these arrangements at December 31, 2002 are approximately as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2003	$2,941	$630
2004	2,609	59
2005	2,264	—
2006	2,165	—
2007	2,113	—
Thereafter	4,379	—

	16,471	689
Amount representing interest	—	(47)

Total	$16,471	$642

(b) Litigation

In 1998, a customer of the Company was sued for patent infringement by Manufacturing Administration and Management Systems, Inc. (“MAMS”) alleging that the customer’s use of a computer driven automated dialer infringed MAMS’s patent. Under the Company’s contract with this customer, the Company is obligated to defend and indemnify such customer against any such claims. In 1998, the Company sued MAMS in federal court in the Eastern District of New York in an action entitled “Davox Corporation v. Manufacturing Administration and Management Systems, Inc.”. Subsequent to December 31, 2002, this litigation was settled at a cost to the Company of $2.35 million (see Note 12).

The Company is, from time to time, subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated results of operations and financial condition of the Company.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(8)	Stockholders’ Equity

(a) Recoupment of Answersoft, Inc. Acquisition Escrow Shares

In May 1998, the Company acquired AnswerSoft, Inc. (“AnswerSoft”), a Richardson, Texas, developer of inbound call center software solutions, in exchange for the issuance of an aggregate of 2,384 shares of Davox common stock, including shares that were subject to outstanding AnswerSoft stock options and warrants. In December 2000, 119 shares of the Company’s common stock held in escrow in connection with the acquisition were returned to the Company in settlement of a claim against AnswerSoft. The returned escrow shares were recorded in the accompanying consolidated statement of stockholders’ equity at the same price per share used to account for the acquisition.

(b) 1986 Stock Plan

The Company’s Amended and Restated 1986 Stock Plan (the “1986 Plan”), administered by the Board of Directors, authorized the issuance of a maximum of 3,696 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. The options granted vested over a four-year period and expire ten years from the date of grant. As of December 31, 2002, there were options to purchase 245 shares of common stock outstanding and fully vested under this 1986 Plan. The 1986 Plan terminated pursuant to its terms in September 1996.

(c) 1988 Non-employee Director Stock Option Plan

The Company’s Amended and Restated 1988 Non-employee Director Stock Option Plan (the “1988 Plan”), as amended, is administered by the Board of Directors and authorizes the issuance of a maximum of 600 shares of common stock for the exercise of options. The 1988 Plan provides for the automatic grant of options to purchase 40 shares of common stock to each newly elected non-employee director and additional option grants of 15 shares of common stock per biennial anniversary of election to the Board of Directors. Options granted under the 1988 Plan vest 25% per year beginning one year from the date of grant and expire five years from the date of grant. As of December 31, 2002, there were options to purchase 125 shares of common stock outstanding and 231 options available for future grants under the 1988 Plan. from the date of grant.

.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(8)	Stockholders’ Equity (continued)

(d) 1994 Stock Plan

In 1994, AnswerSoft’s Board of Directors approved the adoption of an employee stock option plan (the “AnswerSoft Plan”), as amended, which authorized the grant of options to purchase up to 4,200 shares of AnswerSoft’s common stock. All outstanding options became immediately and fully vested upon completion of the merger with the Company in 1998. The Company no longer grants options under the AnswerSoft Plan. As of December 31, 2002, there were options to purchase 0.6 shares of common stock outstanding under the AnswerSoft Plan.

(e) 1996 Stock Plan

The Company’s 1996 Stock Plan as amended (the “1996 Plan”), administered by the Board of Directors, authorizes the issuance of a maximum of 3,350 shares of common stock for the exercise of options in connection with awards or direct purchases of stock. Options granted under the 1996 Plan may be either nonstatutory stock options or options intended to constitute incentive stock options under the Internal Revenue Code. Stock options may be granted to employees, officers, employee-directors or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options currently vest over a four-year period. As of December 31, 2002, there were options to purchase 2,405 shares of common stock outstanding and 500 options available for future grants under the 1996 Plan.

(f) 2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”), administered by the Board of Directors, authorizes the issuance of a maximum of 1,831 shares of common stock for the exercise of non-statutory stock options in connection with awards or direct purchases of stock. Stock options may be granted to non-executive officer employees or consultants of the Company and are exercisable in such installments as the Board of Directors may specify. The options currently vest over a four-year period. As of December 31, 2002, there were options to purchase 1,375 shares of common stock outstanding and 424 options available for future grants under the 2000 Plan.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(8)	Stockholders’ Equity (continued)

(g) 2001 Stock Option Plan

In November of 2001, the Board of Directors approved the 2001 Stock Option Plan (the “2001 Plan”) which authorized the maximum issuance of 20 shares of common stock for the exercise of non-statutory stock options. Options granted under the 2001 plan vest 25% per year beginning one year from the date of grant and expire five years from date of grant. As of December 31, 2002 there were options to purchase 20 shares of common stock outstanding and no options available for future grants under the 2001 plan.

(h) Stock Option Plan Summary

The following is a summary of the stock options authorized, outstanding and available to be granted under all of the Company’s stock option plans as of December 31, 2002:

Plan	Total Authorized	Total Outstanding	Total Available for Grant
1986 Stock Plan	3,696	245	—
1988 Stock Option Plan	600	125	231
1994 Stock Plan	—	1	—
1996 Stock Plan	3,350	2,405	500
2000 Stock Option Plan	1,831	1,375	424
2001 Stock Option Plan	20	20	—

Totals	9,497	4,171	1,155

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(8)	Stockholders’ Equity (continued)

(h) Stock Option Plans Summary (continued)

The following is a summary of the stock option activity for all plans for the years ended December 31, 2002, 2001 and 2000:

	Number of Options	Exercise Price Range	Weighted Average Exercise Price
Outstanding, December 31, 1999	3,049	$0.77 – $34.13	$15.73
Granted	1,814	6.50 – 29.50	13.24
Exercised	(405)	1.33 – 34.13	13.81
Canceled	(805)	6.50 – 34.13	18.30

Outstanding, December 31, 2000	3,653	0.77 – 34.13	14.14
Granted	1,617	7.67 – 10.30	9.67
Exercised	(236)	1.38 – 9.56	2.91
Canceled	(860)	0.77 – 34.13	13.72

Outstanding, December 31, 2001	4,174	$1.33 – $34.13	$13.13

Granted	905	4.67 – 9.67	9.06
Exercised	(189)	1.33 – 8.75	7.78
Canceled	(719)	1.33 – 34.13	11.19

Outstanding, December 31, 2002	4,171	$1.50 – $34.13	$12.83

Exercisable, December 31, 2002	2,162	$1.50 – $34.13	$15.26

Exercisable, December 31, 2001	1,855	$1.33 – $34.13	$15.79

Exercisable, December 31, 2000	1,518	$0.77 – $34.13	$15.94

The range of exercise prices for options outstanding and options exercisable at December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.50 – $2.01	1.48	29	$1.67	29	$1.67
2.33 – 3.25	1.73	156	2.35	156	2.35
3.50 – 4.67	5.85	42	4.14	19	3.50
6.17 – 9.21	7.41	667	7.65	317	7.64
9.26 – 13.06	8.47	2,090	9.73	582	9.93
14.63 – 21.38	5.67	408	17.15	377	17.19
24.33 – 34.13	4.94	779	26.28	682	26.14

		4,171	$12.83	2,162	$15.26

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(8)	Stockholders’ Equity (continued)

(i) Employee Stock Purchase Plan

The Company has the 1991 Employee Stock Purchase Plan (the “Purchase Plan”) under which a maximum of 0.8 shares of common stock may be purchased by eligible employees on an annual basis. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan. Shares are purchased through accumulation of payroll deductions (of not less than 0.5% nor more than 10% of compensation, as defined) for the number of whole shares, determined by dividing the balance in the employee’s account by the purchase price per share, which is equal to 85% of the fair market value of the common stock, as defined. During 2002, 2001 and 2000, approximately 53, 45 and 20 shares, respectively, were purchased under the Purchase Plan.

(j) Treasury Stock

In January 1999, the Board of Directors authorized the purchase of up to 3,000 shares of the Company’s common stock. In October 2000, the Company’s Board of Directors increased the total number of shares authorized to be repurchased under the repurchase program to 6,000 shares. Shares that are repurchased may be used for various purposes including business acquisitions and the issuance of shares pursuant to the Company’s stock option and employee stock purchase plans. Under the stock repurchase program, shares may be repurchased, at management’s discretion, from time to time at prevailing prices in the open market. As of December 31, 2002, the Company had repurchased 4,311 shares and 1,689 shares were available for repurchase under this repurchase program.

Shares of common stock issued in conjunction with stock option exercises are issued out of the Company’s treasury account. The treasury balance and associated cost is relieved using the first-in first-out method, with the difference between the treasury cost of the shares issued and the price paid to the Company for the value of the options charged to additional paid-in capital.

(9)	Significant Customers

No single customer represented more than 10% of total revenue in 2002, 2001 and 2000.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(10)	Segment and Geographic Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company views its operations and manages its business as principally one segment, customer interaction management software sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The Company has four major product lines: EnsembleProñ Unified Contact Center Platform(“EnsemblePro”); ContactPro™; Ensemble™ Customer Contact Suite(“Ensemble”); and Unisonñ Call Management System(“Unison”). The following table represents the Company’s percentage of total product revenue by product line for fiscal years 2002, 2001 and 2000:

	2002	2001	2000
Unison	48.1%	79.9%	89.5%
Ensemble	21.0	15.3	4.7
ContactPro	25.9	—	—
EnsemblePro	3.0	—	—
Other	2.0	4.8	5.8

Total	100.0%	100.0%	100.0%

Product revenue from international sources was approximately $14,953, $15,300 and $8,400 in 2002, 2001 and 2000, respectively. The Company’s revenue from international sources was primarily generated from customers located in Asia/Pacific and Europe. The decline in 2002 product revenue from international sources was due primarily to weaker than expected revenue contribution from the United Kingdom. Substantially all of the Company’s product sales for the years ended December 31, 2002, 2001 and 2000 were shipped from its headquarters located in the United States. The following table represents the percentage of product revenue by the customer’s geographic region for fiscal years 2002, 2001 and 2000:

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(10)	Segment and Geographic Information (continued)

	For the Years Ended December 31,
	2002	2001	2000
United States	67.9%	64.8%	82.2%
United Kingdom	9.4	17.4	3.5
Other Europe	3.5	3.1	9.1
Asia/Pacific	18.4	13.1	3.1
Other	0.8	1.6	2.1

Total	100.0%	100.0%	100.0%

Substantially all of the Company’s assets are located in the United States.

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(11)	Quarterly Results of Operations (Unaudited)

The following table presents a condensed summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (per share amounts not in thousands):

	For the Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$23,325	$24,704	$25,541	$25,919

Gross profit	$14,970	$16,166	$15,976	$16,126

Net income (loss)	$(4,110)	$245	$507	$(4,596)

Earnings (loss) per share:
Basic	$(0.33)	$0.02	$0.04	$(0.39)

Diluted	$(0.33)	$0.02	$0.04	$(0.39)

	For the Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$24,932	$25,786	$22,311	$21,917

Gross profit	$15,654	$16,604	$13,724	$14,348

Net income (loss)	$332	$610	($2,688)	$403

Earnings (loss) per share:
Basic	$0.03	$0.05	($0.21)	$0.03

Diluted	$0.03	$0.05	($0.21)	$0.03

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Continued)

(Amounts In Thousands)

(12)	Subsequent Event

On January 24, 2003 the Company settled its litigation with MAMS by agreeing to pay $2.35 million to settle the patent infringement lawsuit with MAMS (see note 7(b)). This litigation settlement was included in the Company’s statement of operations for the year ended December 31, 2002 and the accompanying balance sheet as an accrued expense item. As a result of the settlement, the lawsuit was dismissed, and the Company acquired all rights, title and interest in, and to, United States Patent 4,600,814.

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To Concerto Software, Inc.:

We have audited the 2002 consolidated financial statements of Concerto Software, Inc. (formerly known as Davox Corporation) as of December 31, 2002, and for the year then ended, and have issued our report thereon dated January 24, 2003 (included elsewhere in this Form 10-K). The Company’s consolidated financial statements for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations, and whose report, dated January 18, 2002, expressed an unqualified opinion on these financial statements. Our audit also included the financial statement schedule listed in Item 15 of this Registration Statement. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

January 24, 2003

THE FOLLOWING REPORT IS A COPY OF THE ACCOUNTANT’S REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To Davox Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Davox Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated January 18, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 18, 2002

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Accounts Receivable Reserves:
For the Years Ended December 31,
2002	$2,324	$2,019	$1,160	$3,183
2001	$2,255	$1,387	$1,318	$2,324
2000	$1,631	$1,018	$394	$2,255

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding the change in the Company’s principal accountants was provided in the Company’s Current Report on Form 8-K filed July 3, 2002. The letter from Arthur Andersen LLP stating the firm’s agreement with the information provided in the report was filed as an exhibit to the Form 8-K report.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

The information concerning directors of the Company required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s 2002 fiscal year ended December 31, 2002 under the heading “Election of Directors.”

Executive Officers

See Item 4A.

Item 11.    Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s 2002 fiscal year ended December 31, 2002, under the heading “Compensation and Other Information Concerning Directors and Officers”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s 2002 fiscal year ended December 31, 2002, under the headings “Management and Principal Stockholders of Concerto Software” and “Election of Directors.”

The information required under this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference in the section entitled “Equity Compensation Plan Information” contained in the definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s 2002 fiscal year ended December 31, 2002.

Item 13.    Certain Relationships and Transactions

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company’s 2002 fiscal year ended December 31, 2002, under the headings “Management and Principal Stockholders of Concerto Software” and “Election of Directors.”

Item 14.    Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this annual report. Based on this evaluation they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b) Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules

1. Financial	Statements

The following financial information is incorporated in Item 8 above:

Report of Independent Auditors

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.    Financial Statement Schedule

The following financial information is incorporated in Item 8 above:

Report of Independent Auditors on Financial Statement Schedule

Report of Independent Public Accountants on Financial Statement Schedule

All other schedules are not submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

(b)	Reports on Form 8-K

There were no Form 8-K’s filed during the three month period between October 1, 2002 and December 31, 2002.

(c)	List of Exhibits

Exhibit Number		Description of Exhibit

3.01	(2)	Restated Certificate of Incorporation of the Registrant, as amended.

3.02	(2)	By-laws of the Registrant, as amended.

4.01	(2)	Description of Capital Stock contained in the Registrant’s Restated Certificate of Incorporation, as amended, filed as Exhibit 3.01.

10.01	(2)	Amended and Restated 1988 Non-Employee Director Stock Option Plan of the Registrant.

10.02	(2)	Form of Option Agreement under the Registrant’s 1988 Non-Employee Director Stock Option Plan.

10.03	(2)	1991 Employee Stock Purchase Plan, as amended.

10.04		1996 Stock Plan of the Registrant, as amended.

10.05		Form of Incentive Stock Option Agreement under the Registrant’s 1996 Stock Plan.

10.06		Form of Non-Qualified Stock Option Agreement under the Registrant’s 1996 Stock Plan.

10.07	(7)	2000 Stock Option Plan of the Registrant.

10.08	(7)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2000 Stock Option Plan.

10.09	(8)	2001 Stock Option Plan of the Registrant.

10.10	(8)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2001 Stock Option Plan.

10.11		Form of Executive Compensation Plan.

10.12	(2)	Lease agreement between Registrant and Michelson Farm Westford Technology Park VI Limited Partnership for Westford Technology Park Building Six.

10.13	(4)	First Amendment to Lease by and between the Registrant and Michaelson Farm – Westford Technology Park Trust VI Limited Partnership for Westford Technology Park Building Six.

Exhibit Number		Description of Exhibit

10.14	(9)	Lease agreement between CellIt, Inc., a wholly owned subsidiary of Registrant and Codina West Dade Development Corp. No. 4 for Westside Plaza II, 8300 Northwest 33rd Street, Miami, FL 33122.

10.15	(9)

Second Amendment to Lease by and between CellIt, Inc., a wholly owned subsidiary of the Registrant and Prudential Insurance Company of America for Westside Plaza II, 8300 Northwest 33rd Street, Miami, FL 33122.

10.16	(9)

Third Amendment to Lease by and between CellIt, Inc., a wholly owned subsidiary of the Registrant and Prudential Insurance Company of America for Westside Plaza II, 8300 Northwest 33rd Street, Miami, FL 33122.

10.17	(9)	Sublease Agreement by and between CellIt, Inc., a wholly owned subsidiary of Registrant and Velocitel, Inc. for 8200 square feet of Westside Plaza II, 8300 Northwest 33rd Street, Miami, FL 33122.

10.18

Fourth Amendment to Lease by and between CellIt, Inc., a wholly owned subsidiary of the Registrant and Prudential Insurance Company of America for Westside Plaza II, 8300 Northwest 33rd Street, Miami, FL 33122.

10.19

Fifth Amendment to Lease by and between Concerto Software, Inc. and CellIt, Inc., a wholly owned subsidiary of the Registrant and Prudential Insurance Company of America for Westside Plaza II, 8300 Northwest 33rd Street, Miami, FL 33122.

10.20	(4)(5)	Third-party service provider agreement between the Registrant and Grumman Systems Support Corporation.

10.21	(4)	Severance Agreement for Mark Donovan, Senior Vice President, Operations & Customer Service.

10.22	(8)	Severance Agreement for James D. Foy, President and Chief Executive Officer.

10.23	(9)	Employment Agreement for Alexander Tellez, Executive Vice President, Research and Development.

10.24	(9)	Secured Promissory Note and Assignment Agreement for Alexander Tellez, Executive Vice President, Research and Development.

10.25	(9)	Severance Agreement for Ralph S. Breslauer, Executive Vice President, Sales and Marketing.

10.26	(9)	Severance Agreement for Kristina Lengyel, Vice President, Professional Services.

Exhibit Number		Description of Exhibit

10.27	(9)	Severance Agreement for Michael J. Provenzano III, Vice President, Finance and Chief Financial Officer.

10.28	(6)	Transition and Retention Agreement for Alphonse M. Lucchese, Chairman.

10.29	(9)	Amended Transition and Retention Agreement for Alphonse M. Lucchese, Chairman.

21.		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP

23.2		Notice Regarding Arthur Andersen LLP

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996.
(2)	Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1997.
(3)	Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1998.
(4)	Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1999.
(5)	Confidential treatment granted. Redacted version previously filed.
(6)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000.
(7)	Previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2000.
(8)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.
(9)	Previously filed as an exhibit to Form 10-Q for the fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on the 31 day of March 2003.

Concerto Software, Inc.

By: /s/    James D. Foy

James D. Foy

Chief Executive Officer

and President

POWER OF ATTORNEY

Each person whose signature appears below this Annual Report on Form 10-K hereby constitutes and appoints James D. Foy and Michael J. Provenzano, III and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities (until revoked in writing) to sign all amendments to this Annual Report on Form 10-K of Concerto Software, Inc., and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ James D. Foy James D. Foy	Chief Executive Officer and President (Principal Executive Officer)	March 28, 2003

/s/ Michael J. Provenzano III Michael J. Provenzano III	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ Alphonse M. Lucchese Alphonse M. Lucchese	Director	March 28, 2003

/s/ Michael D. Kaufman Michael D. Kaufman	Director	March 28, 2003

/s/ R. Scott Asen R. Scott Asen	Director	March 28, 2003

/s/ Peter Gyenes Peter Gyenes	Director	March 28, 2003

CERTIFICATIONS

I,	James D. Foy, certify that:

1.	I have reviewed this annual report on Form 10-K of Concerto Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003

/s/    James D. Foy

James D. Foy

Chief Executive Officer & President

I,	Michael J. Provenzano III, certify that:

1.	I have reviewed this annual report on Form 10-K of Concerto Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003

/s/    Michael J. Provenzano III

Michael J. Provenzano III

Vice President, Finance & Chief Financial Officer