Form 10-Q
period 2003-03-31
CONCERTO SOFTWARE INC
filed 2003-05-13
CIK 811640

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-15578

CONCERTO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 02-0364368
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

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

YES     X     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES            NO     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: Common Stock, par value $.10 per share, outstanding as of May 9, 2003: 11,478,503 shares.

CONCERTO SOFTWARE, INC. & SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value)

ASSETS	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$16,259	$19,289
Marketable securities	12,388	15,775
Accounts receivable, net of reserves of $3,496 and $3,183 in 2003 and 2002, respectively	19,067	17,234
Prepaid expenses and other current assets	4,702	5,536
Deferred tax assets	5,373	5,373

Total current assets	57,789	63,207

Property and equipment, net	8,259	7,910
Goodwill	17,182	17,182
Purchased intangible assets, net	4,927	5,369
Other assets	399	541

	$88,556	$94,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,688	$7,015
Accrued expenses	9,703	15,467
Current portion of long-term debt	501	616
Deferred revenue	12,923	13,406

Total current liabilities	30,815	36,588

Long-term liabilities	985	84
Long-term debt	17	19

Total liabilities	31,817	36,607

Stockholders’ equity:
Common stock, $0.10 par value – Authorized – 30,000 shares Issued – 14,556 shares	1,456	1,456
Additional paid-in capital	82,703	82,809
Accumulated foreign currency translation adjustments	(479)	(553)
Retained earnings	2,165	1,690

	85,845	85,402
Treasury stock, 3,144 and 2,910 shares, at cost, in 2003 and 2002, respectively	(29,106)	(27,800)

Total stockholders’ equity	56,739	57,602

	$88,556	$94,209

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION (continued)

ITEM 1. FINANCIAL STATEMENTS

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Product revenue	$11,010	$10,625
Service revenue	14,554	12,700

Total revenue	25,564	23,325

Cost of product revenue	2,627	2,014
Cost of service revenue	7,328	6,341

Total cost of revenue	9,955	8,355

Gross profit	15,609	14,970

Operating expenses:
Research, development and engineering	3,952	4,064
Selling, general and administrative	10,918	11,204
Amortization of purchased intangible assets	441	368
Merger and integration costs	—	3,112
Restructuring costs	—	2,030

Total operating expenses	15,311	20,778

Income (loss) from operations	298	(5,808)
Interest expense	(18)	(32)
Other income	362	359

Income (loss) before provision for (benefit from) income taxes	642	(5,481)
Provision for (benefit from) income taxes	167	(1,371)

Net income (loss)	$475	($4,110)

Earnings (loss) per share:
Basic	$0.04	($0.33)

Diluted	$0.04	($0.33)

Weighted average shares outstanding:
Basic	11,519	12,534

Diluted	11,617	12,534

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION (continued)

ITEM 1. FINANCIAL STATEMENTS

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$475	($4,110)
Adjustments to reconcile net income (loss) to net cash used in operating activities—
Depreciation and amortization	1,378	1,220
Write-off of prepaid OEM software licenses	—	1,127
Deferred taxes	—	(1,370)
Changes in current assets and liabilities (net of acquisition of CellIt, Inc.)—
Accounts receivable	(1,838)	(2,773)
Prepaid expenses and other current assets	853	(13)
Accounts payable	671	878
Accrued expenses	(4,877)	356
Deferred revenue	(481)	1,807

Net cash used in operating activities	(3,819)	(2,878)

Cash Flows From Investing Activities:
Acquisition of CellIt, Inc., net of cash acquired	—	(10,931)
Purchases of property and equipment	(1,306)	(441)
Decrease (increase) in other assets	143	(139)
Purchases of marketable securities	(4,232)	—
Maturities of marketable securities	7,619	19,092

Net cash provided by investing activities	2,224	7,581

Cash Flows From Financing Activities:
Payments of long term debt	(117)	(2,077)
Proceeds from exercise of stock options	1	296
Proceeds from employee stock purchase plan	145	163
Purchases of treasury stock	(1,559)	(5,726)

Net cash used in financing activities	(1,530)	(7,344)

Effect of exchange rate changes on cash and cash equivalents	95	(22)

Net decrease in cash and cash equivalents	(3,030)	(2,663)
Cash and cash equivalents, beginning of period	19,289	20,105

Cash and cash equivalents, end of period	$16,259	$17,442

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$62	$49

Cash paid during the period for interest	$18	$32

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of CellIt, Inc:
Fair value of assets acquired	$—	$24,220
Less:
Cash paid	—	10,180
Fair value of common stock issued	—	5,287
Acquisition costs	—	1,325

Net liabilities assumed	$—	$7,428

The accompanying notes are an integral part of these consolidated financial statements.

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Per Share Data)

1.    Basis of Preparation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, Commission File No. 000-15578, that was filed with the Securities and Exchange Commission on March 28, 2003. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations. The results of operations for the three-month period ended March 31, 2003 may not be indicative of the results that may be expected for the next quarter or the full fiscal year. On January 14, 2002 the Company acquired all of the outstanding stock of CellIt, Inc. (“CellIt”), by merging a wholly owned subsidiary of the Company into CellIt, with CellIt becoming a wholly owned subsidiary of the Company. CellIt’s assets and liabilities and results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

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

4.    Stock-Based Compensation

At March 31, 2003, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for its stock-based compensation plans under the fair value method as described in SFAS 123. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following tables illustrate the assumptions used and the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

	Three Months Ended March 31,
	2003	2002
Risk-free interest rates	2.78%-3.05%	4.34%
Expected dividend yield	—	—
Expected lives	4.45 years	4.45 years
Expected volatility	72%	73%
Weighted average grant date fair value of options granted during the period	$3.25	$5.67
Weighted average remaining contractual life of options outstanding	7.00 years	7.45 years

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Per Share Data)

4.    Stock-Based Compensatin (continued)

	Three Months Ended March 31,
	2003	2002
Net income (loss) as reported	$475	$(4,110)
Less: Total stock-based compensation expense determined under fair value based method for all awards	(1,392)	(1,510)

Pro forma net loss	$(917)	$(5,620)

Earnings (loss) per share as reported:
Basic	$0.04	$(0.33)

Diluted	$0.04	$(0.33)

Pro forma loss per share:
Basic	$(0.08)	$(0.45)

Diluted	$(0.08)	$(0.45)

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

5.    Earnings per share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31,
	2003	2002
Basic weighted average shares outstanding	11,519	12,534
Effect of dilutive stock options	98	—

Diluted weighted average shares outstanding	11,617	12,534

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Per Share Data)

5.    Earnings per share (continued)

For the three months ended March 31, 2003 and 2002, 3,929 and 3,766 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

6.    Restructuring Costs

Cash payments related to the Company’s 2002 restructurings totaled $353 for the three months ended March 31, 2003. The Company anticipates that the remaining restructuring accrual will be substantially paid by August 2007.

A summary of the restructuring accrual activity during the period is as follows:

Three Months Ended March 31, 2003
Balance, beginning of period	$1,763
Provision	—
Severance payments	(275)
Facilities related payments	(79)

Balance, end of period	$1,409

The Company anticipates that the remaining amount of the restructuring accrual will be paid through 2007 as follows:

2003	$353
2004	286
2005	286
2006	286
2007	198

Total	$1,409

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Per Share Data)

7.    Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$475	($4,110)
Foreign currency translation adjustments	74	(6)

Comprehensive income (loss)	$549	($4,116)

8.    Segment and Geographic Information

The Company has four primary product lines: its EnsemblePro™ Unified Contact Center Platform (“EnsemblePro”); ContactPro™; Ensemble™ Customer Contact Suite (“Ensemble”) and Unison® Call Management System (“Unison”). The following table represents the Company’s percentage of product revenue by product line for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Unison	52.8%	68.0%
Ensemble	16.1	23.4
ContactPro	2.5	6.3
EnsemblePro	19.2	—
Other	9.4	2.3

Total	100.0%	100.0%

Product revenue from international sources for the three months ended March 31, 2003 and 2002 totaled approximately $2.7 million and $3.6 million, respectively. The Company’s revenue from international sources was primarily generated from customers located in the United Kingdom, Europe and Asia/Pacific. Substantially all of the Company’s product revenue for the periods presented was shipped from its headquarters located in the United States.

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In Thousands, Except Per Share Data)

8.    Segment and Geographic Information (continued)

The following table represents the Company’s percentage of product revenue by geographic region for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
U.S.	75.8%	66.6%
Asia/Pacific	14.2	20.5
U.K.	3.2	7.4
Europe	6.8	2.9
Other	—	2.6

Total	100.0%	100.0%

Substantially all of the Company’s assets are located in the United States.

9.    China Joint Venture

In late March 2003, the Company entered into a joint venture agreement with New World Xianlong Communication Limited to establish an operation in China, Concerto Software New World. The Company has a 50% equity interest in the joint venture, which was not operational in the first quarter of 2003, but is expected to commence operations in the second quarter of 2003.

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

Davox and Unison are registered trademarks of Concerto Software Inc. Concerto Software, CellIt, Ensemble, ContactPro, EnsemblePro and Lyricall are trademarks of Conerto Software, Inc. All other trade names and trademarks are those of their respective owners.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Total revenue for the three months ended March 31, 2003 increased approximately $2.2 millions or 9.6%, to $25.6 million compared to the same period in 2002.

Product revenue for the three months ended March 31, 2003 increased approximately $385,000, or 3.6%, to $11.0 million compared to the same period in 2002. The increase in product revenue for the three months ended March 31, 2003 is due primarily to the product revenue associated with the Company’s sales of EnsemblePro, which was released in December 2002 offset by a decrease in demand for the Company’s Unison, Ensemble and ContactPro products and a decrease in the product revenue contribution from our European operations. During the three month period ended March 31, 2003, EnsemblePro product revenue was approximately $2.1 million.

Cost of product revenue for the three months ended March 31, 2003 increased approximately $613,000, or 30.4%, to $2.6 million compared to the same period in 2002. As a

PART I. FINANCIAL INFORMATION (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

percentage of product revenue, the cost of product revenue increased by 4.9% to 23.9% in the first quarter of 2003 compared to 19.0% for the same period in 2002. The decrease in product gross margin was due primarily to the mix of products sold during the three month period ended March 31, 2003, as the Company’s EnsemblePro product has a higher cost of hardware components than the Company’s Unison and Ensemble products. In addition, during the three months ended March 31, 2003, the Company resold third party software pursuant to an OEM relationship, which yielded a lower average overall gross margin than the Company’s proprietary products.

Service revenue for the first quarter of 2003 increased approximately $1.9 million, or 14.6%, to $14.6 million compared to the same period in 2002. The increase in service revenue for the three months ended March 31, 2003 was due primarily to increased implementation, professional services and educational services revenue combined with an increase in maintenance revenue as the Company’s customer base continues to grow.

Cost of service revenue for the three months ended March 31, 2003 increased approximately $987,000, or 15.6%, to $7.3 million compared to the same period in 2002. As a percentage of service revenue, the cost of service revenue increased by 0.5% to 50.4% for the three months ended March 31, 2003 compared to the same period in 2002. The increase in service cost of revenue for the three months ended March 31, 2003 was due primarily to an increase in outside consulting services of approximately $641,000 and an increase in payroll-related expenses of approximately $170,000 as a result of the increases in revenue compared to the same period in 2002, combined with an increase in other related operating expenses of approximately $167,000.

Research, development and engineering expenses for the three months ended March 31, 2003 decreased approximately $112,000, or 2.8%, to $4.0 million compared to the same period in 2002. The decrease in the first quarter of 2003 as compared to the same period in 2002 was primarily due to a decrease in overall occupancy charges allocated to research and development because of a reduction in the amount of office space utilized.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $286,000, or 2.6%, to $10.9 million for the three months ended March 31, 2003 compared to the same period in 2002. As a result of reduced headcount, the net decrease in SG&A for the three months ended March 31, 2003 was primarily due to a $479,000 decrease in payroll-related expenses and a $216,000 reduction in travel costs, offset by a $433,000 increase in commissions earned compared, which was a result of the revenue increase compared to the same period in 2002.

In the three months ended March 31, 2003 and 2002, the Company recorded approximately $441,000 and $368,000, respectively, of amortization expense related to the purchased intangible assets from the acquisition of CellIt, Inc. in January 2002.

PART I. FINANCIAL INFORMATION (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Other income for the three months ended March 31, 2003 was derived primarily from the receipt of $225,000 from the sale of an investment, which the Company had previously written off its books and interest income from investments in commercial paper, corporate bonds, Eurodollar bonds, Federal Agency Issued Coupons, Taxable Auction Securities, Tax Advantage Auction Securities and similar financial instruments, net of investment fees. Other income increased 0.8% for the three months ended March 31, 2003 compared to the same period in 2002.

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. For the three months ended March 31, 2003, the Company recorded income before income taxes of $642,000. As a result, during the first quarter of 2003, the Company recorded a provision of $167,000 for income taxes using a 26% effective tax rate. The effective tax rate of 26% is less than the combined statutory federal and state tax rates primarily as a result of the utilization of available net operating losses and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company’s principal sources of liquidity were its cash and cash equivalent balances of approximately $16.3 million, as well as its marketable securities of approximately $12.4 million. At December 31, 2002, the Company’s cash and cash equivalent balances were approximately $19.3 million and its marketable securities were approximately $15.8 million. The overall decrease of approximately $6.4 million in the total cash and marketable securities balances was due primarily to the payment of $2.5 million related to the January 2003 settlement of litigation with Manufacturing Administration and Management Systems, Inc. (“MAMS”) and associated legal fees, the purchase of $1.3 million of capital equipment and the repurchase 262,200 shares of the Company’s common stock under its stock repurchase program for approximately $1.6 million.

Net cash used in operating activities for the three months ended March 31, 2003 was approximately $3.8 million compared to $2.9 million for the same period in 2002. The increase in cash used in operating activities for the three months ended March 31, 2003 was due primarily to the payment of the above referenced MAMS settlement, payments of severance and leases in connection with the Company’s 2002 restructuring, lower customer deposits, a decrease in value added tax payable due to lower sales in Europe and the increased accounts receivable balance.

Net cash provided by investing activities for the three months ended March 31, 2003 was approximately $2.2 million compared to approximately $7.6 million for the same period in 2002. The Company converted approximately $3.4 million of investments in marketable securities to cash equivalents during the first three months of 2003, compared to the approximately $19.1 million during the same period in 2002, of which the Company used $10.9 million for the acquisition of CellIt. Property and equipment purchases were approximately $1.3 million during

PART I. FINANCIAL INFORMATION (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

the first three months of 2003, compared to approximately $441,000 during the same period in 2002.

Net cash used in financing activities for the three months ended March 31, 2003 was approximately $1.6 million compared to approximately $7.3 million for the same period in 2002. The Company used only $1.6 million of cash to repurchase 262,000 shares of its common stock for the three months ended March 31, 2003 compared to using $5.7 million to repurchase 658,500 shares of its common stock for the same period in 2002. The Company also used approximately $2.0 million less for the service of long-term debt for the three months ended March 31, 2003 as compared to the same period in 2002, which was related to the assumption and retirement of debt associated with the CellIt merger. The Company received $313,000 less in proceeds for the sale of its common stock for the three months ended March 31, 2003 compared to the same period in 2002.

The Company’s contractual obligations for future payments as of March 31, 2003 were composed of operating leases for the various office spaces leased by the Company and capital equipment leases. A summary of the amounts due under these leases is as follows:

	Payments Due by Period (In Thousands)
Contractual Obligation	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Operating Leases	$2,853	$4,667	$3,983	$3,959	$15,462

Capital Leases	$530	$17	—	—	$547

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISKS

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of March 31, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The Company’s investments are primarily short-term, Euro dollars bonds, corporate bonds, investment-grade commercial paper, tax advantaged auctioned securities, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

As of March 31, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Primary Market Risk Exposures.

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be insignificant since that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was $74,000 for the three months ended March 31, 2003. Currently, the Company does not engage in foreign currency hedging activities

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results. The Company’s future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, the difficulty in the development, marketing or selling of the company’s solutions, difficulty with the recruitment and training of additional partners, risks associated with competition and competitive pricing pressures, technological change, the risk of not releasing products on time, new product introduction and market acceptance, stock price volatility, the ability to attract and retain key personnel, weakness in IT spending, weakness in the contact center market, general economic conditions in the United States and worldwide markets served by Concerto Software, delays as a

PART I. FINANCIAL INFORMATION (continued)

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISKS

(continued)

result of acts of terrorism, the war in Iraq and other geopolitical conflicts, or as a result of the Severe Acute Respiratory Syndrome virus (“SARS”), regulatory changes, including restrictions placed on predictive dialing, telemarketing and web technologies and those other factors discussed from time to time in the Company’s public reports filed with the Securities and Exchange Commission, such as those discussed under “Certain Factors That May Affect Future Results” in the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K.

PART I. FINANCIAL INFORMATION (continued)

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4:    CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b) Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no material changes since the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description of Exhibit

10.30	Amended and Restated By-Laws of Concerto Software, Inc.

10.31	Restated Certificate of Incorporation of Concerto Software, Inc.

10.32	Severance Agreement for Paul R. Lucchese, Vice President, General Counsel and Secretary

10.33	Merger Success Fee Agreement for Alexander Tellez, Executive Vice President, Research and Development

99.1	Certification of James D. Foy, President & Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Michael J. Provenzano, III, Vice President, Finance & Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	CONCERTO SOFTWARE, INC.

	By:	/s/ JAMES D. FOY
James D. Foy Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2003	By:	/s/ MICHAEL J. PROVENZANO III
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

Date: May 12, 2003

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

Date: May 12, 2003

    /s/Michael J. Provenzano, III

Michael J. Provenzano, III

Vice President Finance & CFO