Form 10-Q
period 2003-06-30
CONCERTO SOFTWARE INC
filed 2003-08-14
CIK 811640

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: Common Stock, par value $.10 per share, outstanding as of August 08, 2003: 11,146,054 shares.

CONCERTO SOFTWARE, INC. & SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value)

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,704	$19,289
Marketable securities	10,452	15,775
Accounts receivable, net of reserves of $4,408 and $3,183 in 2003 and 2002, respectively	20,595	17,234
Prepaid expenses and other current assets	4,565	5,536
Deferred tax assets	5,373	5,373

Total current assets	57,689	63,207
Property and equipment, net	7,843	7,910
Goodwill	17,182	17,182
Purchased intangible assets, net	4,486	5,369
Other assets	438	541

	$87,638	$94,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,271	$7,015
Accrued expenses	10,477	14,441
Current portion of long-term debt	395	616
Deferred revenue	13,504	13,406

Total current liabilities	30,647	35,478

Long-term liabilities	924	1,110
Long-term debt	—	19

Total liabilities	31,571	36,607

Stockholders’ equity:
Common stock, $0.10 par value—
Authorized – 30,000 shares
Issued – 14,556 shares	1,456	1,456
Additional paid-in capital	82,505	82,809
Other comprehensive loss	(344)	(553)
Retained earnings	2,812	1,690

	86,429	85,402
Treasury stock, 3,439 and 2,910 shares, at cost, in 2003 and 2002, respectively	(30,362)	(27,800)

Total stockholders’ equity	56,067	57,602

	$87,638	$94,209

The accompanying notes are an integral part of these consolidated financial statements.

PART I.    FINANCIAL INFORMATION (continued)

ITEM 1.    FINANCIAL STATEMENTS

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Product revenue	$11,752	$11,544	$22,762	$22,169
Service revenue	14,517	13,160	29,071	25,860

Total revenue	26,269	24,704	51,833	48,029

Cost of product revenue	2,495	2,147	5,121	4,161
Cost of service revenue	7,849	6,391	15,178	12,732

Total cost of revenue	10,344	8,538	20,299	16,893

Gross profit	15,925	16,166	31,534	31,136

Operating expenses:
Research, development and engineering	3,989	3,996	7,941	8,060
Selling, general and administrative	10,766	11,585	21,684	22,789
Amortization of purchased intangible assets	441	441	882	809
Merger and integration costs	—	—	—	3,112
Restructuring costs	—	—	—	2,030

Total operating expenses	15,196	16,022	30,507	36,800

Income (loss) from operations	729	144	1,027	(5,664)

Interest expense	(17)	(49)	(35)	(80)
Other income	155	232	517	591

Income (loss) before provision for (benefit from) income taxes	867	327	1,509	(5,153)

Provision for (benefit from) income taxes	220	82	387	(1,288)

Net income (loss)	$647	$245	$1,122	($3,865)

Earnings (loss) per share:
Basic	$0.06	$0.02	$0.10	($0.31)

Diluted	$0.06	$0.02	$0.10	($0.31)

Weighted average shares outstanding:
Basic	11,235	12,152	11,377	12,440

Diluted	11,334	12,313	11,479	12,440

The accompanying notes are an integral part of these consolidated financial statements.

PART I.    FINANCIAL INFORMATION (continued)

ITEM 1.    FINANCIAL STATEMENTS

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$1,122	($3,865)
Adjustments to reconcile net income (loss) to net cash used in operating activities—
Depreciation and amortization	2,886	2,945
Write-off of prepaid OEM software licenses	—	1,127
Deferred taxes	—	(1,370)
Changes in current assets and liabilities (net of acquisition of CellIt, Inc. in 2002)
Accounts receivable	(3,383)	(3,992)
Prepaid expenses and other current assets	1,048	(1,005)
Accounts payable	(755)	(350)
Accrued expenses	(4,242)	(99)
Deferred revenue	98	2,149

Net cash used in operating activities	(3,226)	(4,460)

Cash Flows From Investing Activities:
Acquisition of CellIt, Inc., net of cash acquired	—	(10,945)
Purchases of property and equipment	(2,006)	(1,156)
Decrease (increase) in other assets	103	(99)
Purchases of marketable securities	(8,818)	(6,075)
Maturities of marketable securities	14,141	36,194

Net cash provided by investing activities	3,420	17,919

Cash Flows From Financing Activities:
Payments of long term debt	(239)	(2,325)
Proceeds from exercise of stock options	48	1,463
Proceeds from employee stock purchase plan	145	163
Purchases of treasury stock	(3,060)	(9,590)

Net cash used in financing activities	(3,106)	(10,289)

Effect of exchange rate changes on cash and cash equivalents	327	(6)

Net (decrease) increase in cash and cash equivalents	(2,585)	3,164
Cash and cash equivalents, beginning of period	19,289	20,105

Cash and cash equivalents, end of period	$16,704	$23,269

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$63	$49

Cash paid during the period for interest	$35	$80

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of CellIt, Inc:
Fair value of assets acquired	$—	$24,220
Less:
Cash paid	—	10,180
Fair value of common stock issued	—	5,287
Acquisition costs	—	1,325

Net liabilities assumed	$—	$7,428

The accompanying notes are an integral part of these consolidated financial statements.

PART 1.    FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

1.    Basis of Preparation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, Commission File No. 000-15578, that was filed with the Securities and Exchange Commission on March 28, 2003. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations. The results of operations for the three and six-month periods ended June 30, 2003 may not be indicative of the results that may be expected for the next quarter or the full fiscal year.

2.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.    Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

4.    Revenue Recognition

The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts and implementation, education and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect toCertain Transactions. Revenue from software license fees are generally recognized upon delivery, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the related receivable is probable. If acceptance is required beyond our standard published specifications, software license revenue is recognized upon customer acceptance.

PART 1.    FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

4.    Revenue Recognition (continued)

SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for the delivered elements of a multiple-element arrangement. Accordingly in such circumstances, we defer the fair value of the undelivered elements and recognize, as revenue, the remaining value for the delivered elements.

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

5.    Stock-Based Compensation

At June 30, 2003, the Company had six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock-based compensation plans under the fair value method as described in SFAS No. 123. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following tables illustrate the assumptions used and the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rates	2.52%-2.93%	4.49-4.65%	2.52%-3.05%	4.34-4.49%
Expected dividend yield	—	—	—	—
Expected lives	4.45 years	4.45 years	4.45 years	4.45 years
Expected volatility	72%	73%	72%	73%
Weighted average grant date fair value of options granted during the period	$2.91	$5.16	$3.17	$5.58
Weighted average remaining contractual life of options outstanding	6.86 years	7.36 years	6.86 years	7.36 years

PART 1.    FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

5.    Stock-Based Compensation (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$647	$245	$1,122	$(3,865)
Less: Total stock-based compensation expense determined under fair value based method for all awards	(1,327)	(1,461)	(2,716)	(2,971)

Pro forma net loss	$(680)	$(1,216)	$(1,594)	$(6,836)

Earnings (loss) per share as reported:
Basic	$0.06	$0.02	$0.10	$(0.31)

Diluted	$0.06	$0.02	$0.10	$(0.31)

Pro forma loss per share:
Basic	$(0.06)	$(0.10)	$(0.14)	$(0.55)

Diluted	$(0.06)	$(0.10)	$(0.14)	$(0.55)

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

6.    Earnings per share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Basic weighted average shares outstanding	11,235	12,152	11,377	12,440
Effect of dilutive stock options	99	161	102	—

Diluted weighted average shares outstanding	11,334	12,313	11,479	12,440

PART 1.    FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

6.    Earnings per share (continued)

For the three months ended June 30, 2003 and 2002, 3,865 and 3,717 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive. For the six months ended June 30, 2003 and 2002, 3,897 and 3,791 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

7.    Restructuring Costs

A summary of the restructuring accrual activity during the period is as follows:

Six Months Ended
June 30, 2003
Balance, beginning of period	$1,763
Provision	—
Severance payments	(312)
Facilities related payments	(237)

Balance, end of period	$1,214

The Company anticipates that the remaining amount of the restructuring accruals, which is comprised of facilities payments, will be paid through 2007 as follows:

2003	$147
2004	286
2005	286
2006	297
2007	198

Total	$1,214

PART 1.    FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

8.    Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income (loss)	$647	$245	$1,122	($3,865)
Foreign currency translation adjustments	134	(28)	209	(35)

Comprehensive income (loss)	$781	$217	$1,331	($3,900)

9.    Segment and Geographic Information

The Company has four primary product lines: EnsemblePro™ Unified Contact Center Platform (“EnsemblePro”); ContactPro™; Ensemble™ Customer Contact Suite (“Ensemble”) and Unison® Call Management System (“Unison”). The following table represents the Company’s percentage of product revenue by product line for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Unison	47.6%	42.4%	50.1%	54.0%
Ensemble	3.7	21.5	9.7	22.3
ContactPro	1.3	34.5	1.9	22.0
EnsemblePro	46.3	—	33.3	—
Other	1.1	1.6	5.0	1.7

Total	100.0%	100.0%	100.0%	100.0%

Product revenue from international sources for the three months ended June 30, 2003 and 2002 totaled approximately $4.1 million and $3.5 million and for the six months ended June 30, 2003 and 2002 totaled approximately $6.8 million and $7.0 million, respectively. The Company’s revenue from international sources was primarily generated from customers located in Asia Pacific and Europe. Substantially all of the Company’s product revenue for the periods presented was shipped from its headquarters located in the United States.

PART 1.    FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

9.    Segment and Geographic Information (continued)

The following table represents the Company’s percentage of product revenue by geographic region for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
U.S.	65.5%	70.1%	70.4%	68.4%
Asia/Pacific	24.3	14.2	19.5	17.1
Europe	10.2	15.6	10.1	13.1
Other	—	0.1	—	1.4

Total	100.0%	100.0%	100.0%	100.0%

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

Total revenue for the three months ended June 30, 2003 increased approximately $1.6 million or 6.3%, to $26.3 million compared to $24.7 million in the same period in 2002. Total revenue for the six months ended June 30, 2003 increased approximately $3.8 million or 7.9%, to $51.8 million compared to $48.0 million in the same period in 2002.

Product revenue for the three months ended June 30, 2003 increased approximately $208,000, or 1.8%, to $11.8 million compared to the same period in 2002. Product revenue for the six months ended June 30, 2003 increased approximately $593,000, or 2.7%, to $22.8 million compared to the same period in 2002. The increase in product revenue for the three and six months ended June 30, 2003 is due primarily to the product revenue associated with EnsemblePro, which was released in December 2002 and the continued growing product revenue contribution from Asia Pacific offset by a decrease in demand for the Company’s Unison and Ensemble products and a decrease in the product revenue contribution from our European operations. During the three and six month periods ended June 30, 2003, EnsemblePro product revenue was approximately $5.6 million and $7.7 million, respectively.

Cost of product revenue for the three months ended June 30, 2003 increased approximately $348,000, or 16.2%, to $2.5 million compared to the same period in 2002. Cost

PART I.    FINANCIAL INFORMATION (continued)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

of product revenue for the six months ended June 30, 2003 increased approximately $960,000, or 23.1%, to $5.1 million compared to the same period in 2002. As a percentage of product revenue, the cost of product revenue increased by 2.6% to 21.2% in the second quarter of 2003 compared to 18.6% for the same period in 2002. As a percentage of product revenue, the cost of product revenue increased by 3.7% to 22.5% in the first six months of 2003 compared to 18.8% for the same period in 2002. The decrease in product gross margin was due primarily to the mix of products sold during the three and six month periods ended June 30, 2003, as the Company’s EnsemblePro product has a higher cost of hardware components than the Company’s Unison and Ensemble products. In addition, included in the six month results of 2003 are the costs associated with the sale of third party software completed by the Company pursuant to an OEM relationship, which yielded an overall lower gross margin than the Company’s proprietary products.

Service revenue for the three month period ended June 30, 2003 increased approximately $1.4 million, or 10.3%, to $14.5 million compared to the same period in 2002. Service revenue for the first six month period ended June 30, 2003 increased approximately $3.2 million, or 12.4%, to $29.1 million compared to the same period in 2002. The increase in service revenue for the three and six months ended June 30, 2003 was due primarily to increased implementation and professional services revenue associated with the Company’s increased product revenue combined with an increase in maintenance revenue as the Company’s customer base continues to grow.

Cost of service revenue for the three months ended June 30, 2003 increased approximately $1.5 million, or 22.8%, to $7.8 million compared to the same period in 2002. Cost of service revenue for the six months ended June 30, 2003 increased approximately $2.4 million, or 19.2%, to $15.2 million compared to the same period in 2002. As a percentage of service revenue, the cost of service revenue increased by 5.5% to 54.1% for the three months ended June 30, 2003 compared to the same period in 2002. As a percentage of service revenue, the cost of service revenue increased by 3.0% to 52.2% for the six months ended June 30, 2003 compared to the same period in 2002. The increase in service cost of revenue and corresponding decrease in service gross margin during the three and six months ended June 30, 2003 was due primarily to increased outside consulting services, third party maintenance, payroll and related expenses including travel expenses resulting from increased implementation and professional service activities.

Research, development and engineering expenses for the three months ended June 30, 2003 remained flat at $4.0 million compared to the same period in 2002. Research, development and engineering expenses for the six months ended June 30, 2003 decreased approximately $119,000, or 1.5%, to $7.9 million compared to the same period in 2002. The decrease for the six months ended June 30, 2003 as compared to the same period in 2002 was primarily due to a decrease in overall occupancy charges allocated to research and development due to a reduction in the amount of office space utilized and other operating expenses offset by increased payroll and related expenses.

PART I.    FINANCIAL INFORMATION (continued)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Selling, general and administrative expenses (“SG&A”) decreased by approximately $819,000, or 7.1%, to $10.8 million for the three months ended June 30, 2003 compared to the same period in 2002. SG&A expenses decreased by approximately $1.1 million or 4.8%, to $21.7 million for the six months ended June 30, 2003 compared to the same period in 2002. The decrease in SG&A for the three months ended June 30, 2003 was primarily due to a decrease in depreciation and payroll-related expenses, partially offset by the recording of incremental bad debt expense compared to the same period in 2002 due to an increase in accounts receivable. The decrease in SG&A for the six months ended June 30, 2003 was primarily due to a decrease in depreciation, payroll-related expenses, and sales related costs compared to the same period in 2002.

In each of the three months ended June 30, 2003 and 2002, the Company recorded approximately $441,000 of amortization expense. In the six months ended June 30, 2003 and 2002, the Company recorded approximately $882,000 and $809,000, respectively, of amortization expense related to the purchased intangible assets from the acquisition of CellIt in January 2002.

Other income for the three and six months ended June 30, 2003 was derived from the interest income generated from investments in commercial paper, corporate bonds, Eurodollar bonds, Federal Agency Issued Coupons, Taxable Auction Securities, Tax Advantage Auction Securities and similar financial instruments, net of investment fees. Included in other income for the six months ended June 30, 2003 was $225,000 from the sale of an investment, which the company had previously written off it books. Other income, primarily interest income, decreased 33.0% and 12.5% for the three and six months ended June 30, 2003 compared to the same periods in 2002 as a result of the overall decrease in the Company’s cash position from 2002 to 2003 and lower interest rates.

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. For the six months ended June 30, 2003, the Company recorded income before income taxes of $1.5 million. As a result, during the first six months of 2003, the Company recorded a provision of $387,000 for income taxes using an approximate 25% effective tax rate. The effective tax rate of 25% is less than the combined statutory federal and state tax rates primarily as a result of the utilization of available net operating losses and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company’s principal sources of liquidity were its cash and cash equivalent balances of approximately $16.7 million, as well as its marketable securities of approximately $10.5 million. At December 31, 2002, the Company’s cash and cash equivalent balances were approximately $19.3 million and its marketable securities were approximately $15.8 million. The overall decrease of approximately $7.9 million in the total cash and marketable securities balances was due primarily to the payment of $2.5 million related to the

PART I.    FINANCIAL INFORMATION (continued)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

January 2003 settlement of litigation with Manufacturing Administration and Management Systems, Inc. (“MAMS”) and associated legal fees, the purchase of $2.0 million of capital equipment and the repurchase of 584,300 shares of the Company’s common stock under its stock repurchase program for approximately $3.1 million.

Net cash used in operating activities for the six months ended June 30, 2003 was approximately $3.2 million compared to $4.5 million for the same period in 2002. The decrease in cash used in operating activities for the six months ended June 30, 2003 was due primarily to favorable operating results, a decrease in prepaid expense and other current assets, offset by the decrease of $4.2 million in accrued expenses, of which $2.5 million related to the MAMS settlement in January 2003, compared to the same period in 2002.

Net cash provided by investing activities for the six months ended June 30, 2003 was approximately $3.4 million compared to approximately $17.9 million for the same period in 2002. The Company had approximately $5.3 million of net maturities of investments in marketable securities during the first six months of 2003, compared to approximately $30.1 million during the same period in 2002, of which the Company used $10.9 million for the acquisition of CellIt. Property and equipment purchases were approximately $2.0 million during the first six months of 2003, compared to approximately $1.2 million during the same period in 2002.

Net cash used in financing activities for the six months ended June 30, 2003 was approximately $3.1 million compared to approximately $10.3 million for the same period in 2002. The Company used $3.1 million of cash to repurchase 584,300 shares of its common stock for the six months ended June 30, 2003, compared to using $9.6 million to repurchase 1.1 million shares of its common stock for the same period in 2002. The Company also used approximately $2.1 million less for the repayment of long-term debt for the six months ended June 30, 2003 as compared to the same period in 2002, which was related to the assumption and retirement of debt associated with the CellIt merger. The Company received $1.4 million less in proceeds for the sale of its common stock related to employee option exercises and share purchases for the six months ended June 30, 2003 compared to the same period in 2002.

PART I.    FINANCIAL INFORMATION (continued)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Company’s contractual obligations for future payments as of June 30, 2003 were composed of operating leases for the various office spaces leased by the Company and capital equipment leases. A summary of the amounts due under these leases is as follows:

	Payments Due by Period (In Thousands)
Contractual Obligation	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating Leases	$2,873	$7,159	$3,003	$2,534	$15,569

Capital Leases	$410	—	—	—	$410

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISKS

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of June 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company’s investments are primarily short-term, Euro dollars bonds, corporate bonds, investment-grade commercial paper, tax advantaged auctioned securities, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

As of June 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Primary Market Risk Exposures.

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be insignificant since the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was $209,000 for the six months ended June 30, 2003. Currently, the Company does not engage in foreign currency hedging activities.

PART I.    FINANCIAL INFORMATION (continued)

ITEMS 3 & 4.    QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISKS

(continued)

ITEM 4:    DISCLOSURE CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the disclosure controls and procedures of the Company as of June 30, 2003. Based on this evaluation they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results. The Company’s future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, the difficulty in the development, marketing or selling of the company’s solutions, difficulty with the recruitment and training of additional partners, risks associated with competition and competitive pricing pressures, technological change, the risk of not releasing products on time, new product introduction and market acceptance, stock price volatility, the ability to attract and retain key personnel, weakness in IT spending, weakness in the contact center market, general economic conditions in the United States and worldwide markets served by the Company, delays as a result of acts of terrorism and other geopolitical conflicts, or as a result of the regulatory changes, including restrictions placed on predictive dialing, telemarketing and web technologies and those other factors discussed from time to time in the Company’s public reports filed with the Securities and Exchange Commission, such as those discussed under “Certain Factors That May Affect Future Results” in the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There were no material changes since the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

Item 4.    Submission of Matters to a Vote of Security-Holders

The annual meeting of security-holders of the Company was held on May 6, 2003. The number of directors was fixed at five and the following persons were elected as directors:

Nominee	Total Votes for Nominee	Total Votes Against Nominee
Alphonse M. Lucchese	9,996,146	84,083
Michael D. Kaufman	9,911,952	168,277
R. Scott Asen	9,996,452	83,777
James D. Foy	9,996,452	83,777
Peter Gyenes	9,911,952	168,277

The selection of Ernst & Young LLP as auditors for the Company’s fiscal year ending December 31, 2003 was adopted and approved, with 9,878,845 shares voting in favor, 200,139 shares voting against and 1,245 shares abstaining.

Item 5.    Other Information

Proposals of stockholders intended for inclusion in the Company’s proxy materials to be furnished to all stockholders entitled to vote at the 2004 Annual Meeting of Stockholders pursuant to SEC Rule 14a-8 must be received at the Company’s principal executive offices not later than December 1, 2003. Stockholders who wish to make a proposal at the 2004 Annual Meeting-other than one that will be included in the Company’s proxy materials-should notify the Company no later than February 12, 2004. If a stockholder who wishes to present a proposal fails to notify the Company by this date, the stockholder will not be entitled to present the proposal at the meeting. If, however, the proposal is properly brought before the meeting, then, under the SEC’s proxy rules, proxies solicited by management for the meeting will confer discretionary voting authority with respect to the stockholder’s proposal on the persons selected by management to vote the proxies. If a stockholder makes a timely notification, the proxies may still exercise discretionary voting authority under circumstances consistent with the SEC’s proxy rules.

PART II.    OTHER INFORMATION (continued)

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description of Exhibit

31.1	Certification of James D. Foy, President & Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Provenzano, III, Vice President, Finance & Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Foy, President & Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Provenzano, III, Vice President, Finance & Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On April 16, 2003, the Company furnished a report on Form 8-K with the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 9 of that form, stated that, on April 16, 2003, the Company reported its earnings for the three months ended March 31, 2003.

The Company did not file nor furnish and other reports on Form 8-K during the second fiscal quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERTO SOFTWARE, INC.

Date: August 14, 2003	By:	/s/ JAMES D. FOY
James D. Foy Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2003	By:	/s/ MICHAEL J. PROVENZANO III Michael J. Provenzano III Vice President of Finance and Chief Financial Officer (Principal Financial Officer)