Form 10-Q
period 2003-09-30
CONCERTO SOFTWARE INC
filed 2003-10-27
CIK 811640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: Common Stock, par value $.10 per share, outstanding as of October 22, 2003: 11,177,737 shares.

CONCERTO SOFTWARE, INC. & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,074	$19,289
Marketable securities	10,765	15,775
Accounts receivable, net of reserves of $4,245 and $3,183 in 2003 and 2002, respectively	20,735	17,234
Prepaid expenses and other current assets	4,942	5,536
Deferred tax assets	5,373	5,373

Total current assets	59,889	63,207

Property and equipment, net	7,620	7,910
Goodwill	16,716	17,182
Purchased intangible assets, net	4,045	5,369
Other assets	463	541

Total assets	$88,733	$94,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,200	$7,015
Accrued expenses	11,763	14,441
Current portion of long-term debt	274	616
Deferred revenue	12,263	13,406

Total current liabilities	30,500	35,478

Long-term liabilities	852	1,110
Long-term debt	—	19

Total liabilities	31,352	36,607

Minority interest in consolidated joint venture	400	—

Stockholders’ equity:
Common stock, $0.10 par value – Authorized – 30,000 shares Issued – 14,556 shares	1,456	1,456
Additional paid-in capital	82,377	82,809
Other comprehensive loss	(449)	(553)
Retained earnings	3,633	1,690

	87,017	85,402

Treasury stock, 3,404 and 2,910 shares, at cost, in 2003 and 2002, respectively	(30,036)	(27,800)

Total stockholders’ equity	56,981	57,602

	$88,733	$94,209

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION (continued)

ITEM 1. FINANCIAL STATEMENTS

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Product revenue	$12,208	$12,002	$34,970	$34,171
Service revenue	14,944	13,539	44,015	39,399

Total revenue	27,152	25,541	78,985	73,570

Cost of product revenue	2,681	2,588	7,803	6,750
Cost of service revenue	7,620	6,977	22,797	19,709

Total cost of revenue	10,301	9,565	30,600	26,459

Gross profit	16,851	15,976	48,385	47,111

Operating expenses:
Research, development and engineering	3,918	4,075	11,859	12,136
Selling, general and administrative	11,534	10,962	33,217	33,750
Amortization of purchased intangible assets	441	441	1,324	1,250
Merger and integration costs	—	—	—	3,112
Restructuring costs	—	—	—	2,030

Total operating expenses	15,893	15,478	46,400	52,278

Income (loss) from operations	958	498	1,985	(5,167)

Interest expense	(7)	(43)	(42)	(123)
Minority interest in losses of consolidated joint venture	100	—	100	—
Other income	45	221	562	812

Income (loss) before provision for (benefit from) income taxes	1,096	676	2,605	(4,478)

Provision for (benefit from) income taxes	275	169	662	(1,119)

Net income (loss)	$821	$507	$1,943	($3,359)

Earnings (loss) per share:
Basic	$0.07	$0.04	$0.17	($0.28)

Diluted	$0.07	$0.04	$0.17	($0.28)

Weighted average shares outstanding:
Basic	11,139	11,843	11,297	12,174

Diluted	11,442	11,942	11,450	12,174

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION (continued)

ITEM 1. FINANCIAL STATEMENTS

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$1,943	($3,359)
Adjustments to reconcile net income (loss) to net cash used in operating activities -
Depreciation and amortization	4,363	4,599
Write-off of prepaid OEM software licenses	—	1,127
Minority interest in consolidated joint venture	400	—
Deferred taxes	—	(1,370)
Changes in current assets and liabilities (net of acquisition of CellIt, Inc. in 2002)
Accounts receivable	(3,750)	(3,762)
Prepaid expenses and other current assets	858	(1,189)
Accounts payable	(818)	(320)
Accrued expenses	(2,938)	(154)
Deferred revenue	(1,141)	62

Net cash used in operating activities	(1,083)	(4,366)

Cash Flows From Investing Activities:
Acquisition of CellIt, Inc., net of cash acquired	—	(10,945)
Purchases of property and equipment	(2,772)	(2,644)
Decrease (increase) in other assets	545	(9)
Purchases of marketable securities	(11,435)	(14,709)
Maturities of marketable securities	16,445	47,102

Net cash provided by investing activities	2,783	18,795

Cash Flows From Financing Activities:
Payments of long term debt	(360)	(2,716)
Proceeds from exercise of stock options	116	1,472
Proceeds from employee stock purchase plan	275	341
Purchases of treasury stock	(3,060)	(11,337)

Net cash used in financing activities	(3,029)	(12,240)

Effect of exchange rate changes on cash and cash equivalents	114	(53)

Net (decrease) increase in cash and cash equivalents	(1,215)	2,136

Cash and cash equivalents, beginning of period	19,289	20,105

Cash and cash equivalents, end of period	$18,074	$22,241

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$63	$49

Cash paid during the period for interest	$42	$123

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of CellIt, Inc:
Fair value of assets acquired	$—	$24,220
Less:
Cash paid	—	10,180
Fair value of common stock issued	—	5,287
Acquisition costs	—	1,325

Net liabilities assumed	$—	$7,428

The accompanying notes are an integral part of these consolidated financial statements.

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

1.	Basis of Preparation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, Commission File No. 000-15578, that was filed with the Securities and Exchange Commission on March 28, 2003. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations. The results of operations for the three and nine-month periods ended September 30, 2003 may not be indicative of the results that may be expected for the next quarter or the full fiscal year.

2.	Merger with Melita International

On October 7, 2003, the Company it entered into an agreement and plan of merger with Melita International Ltd (Melita). In connection with the merger all of the outstanding shares of the Company will be purchased for $12.00 per share, except for certain shares held by certain officers and a director of the company which will be exchanged for a minority interest in Melita. The completion of the merger is subject to several conditions, including shareholder and regulatory approval.

3.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

4.	Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

5.	Revenue Recognition

The Company generates software revenue from licensing the rights to use its software products. The Company also generates service revenues from the sale of product maintenance contracts and implementation, education and consulting services. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, Software Revenue Recognition and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue from software license fees are generally recognized upon delivery,

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

5.	Revenue Recognition (continued)

provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the related receivable is probable. If acceptance is required beyond standard published specifications, software license revenue is recognized upon customer acceptance.

SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for the delivered elements of a multiple-element arrangement. Accordingly in such circumstances, the Company defers the fair value of the undelivered elements and recognize, as revenue, the remaining value for the delivered elements.

Revenues for consulting, implementation and educational services are recognized over the period in which services are provided. Maintenance revenue is deferred at the time of software license shipment and is recognized ratably over the term of the support period, which is typically one year. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue in the balance sheet.

6.	Stock-Based Compensation

At September 30, 2003, the Company had six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock-based compensation plans under the fair value method as described in SFAS No. 123. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following tables illustrate the assumptions used and the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

6.	Stock-Based Compensation (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rates	2.87%	3.81%	2.52%-3.05%	3.81-4.65%
Expected dividend yield	—	—	—	—
Expected lives	6.47 years	4.45 years	4.66 years	4.45 years
Expected volatility	71%	73%	72%	73%
Weighted average grant date fair value of options granted during the period	$5.92	$3.56	$3.46	$5.47
Weighted average remaining contractual life of options outstanding	6.64 years	7.26 years	6.64 years	7.26 years

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$821	$507	$1,943	$(3,359)
Less: Total stock-based compensation expense determined under fair value based method for all awards	(1,413)	(1,639)	(4,060)	(4,601)

Pro forma net loss	$(592)	$(1,132)	$(2,117)	$(7,960)

Earnings (loss) per share as reported:
Basic	$0.07	$0.04	$0.17	$(0.28)

Diluted	$0.07	$0.04	$0.17	$(0.28)

Pro forma loss per share:
Basic	$(0.05)	$(0.10)	$(0.19)	$(0.65)

Diluted	$(0.05)	$(0.10)	$(0.19)	$(0.65)

The effects of applying SFAS No. 123 in the pro forma disclosure are not likely to be representative of the effects on reported net income (loss) for future years. Additional awards in future years are anticipated.

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

7.	Earnings per share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the effect of dilutive common stock options using the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic weighted average shares outstanding	11,139	11,843	11,297	12,174
Effect of dilutive stock options	303	99	153	—

Diluted weighted average shares outstanding	11,442	11,942	11,450	12,174

For the three months ended September 30, 2003 and 2002, 3,210 and 4,108 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive. For the nine months ended September 30, 2003 and 2002, 3,596 and 4,109 common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

8.	Restructuring Costs

A summary of the restructuring accrual activity during the period is as follows:

Nine Months Ended September 30, 2003
Balance, beginning of period	$1,763
Provision	—
Severance payments	(316)
Facilities related payments	(308)

Balance, end of period	$1,139

PART 1. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

8.	Restructuring Costs (continued)

The Company anticipates that the remaining amount of the restructuring accruals, which is comprised of facilities payments, will be paid through 2007 as follows:

2003	$72
2004	286
2005	286
2006	297
2007	198

Total	$1,139

9.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$821	$507	$1,943	($3,359)
Foreign currency translation adjustments	(106)	(121)	104	(155)

Comprehensive income (loss)	$715	$386	$2,047	($3,514)

PART I. FINANCIAL INFORMATION (continued)

CONCERTO SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data)

(Unaudited)

10.	Segment and Geographic Information

The Company has four primary product lines: EnsemblePro™ Unified Contact Center Platform (“EnsemblePro”); ContactPro™; Ensemble™ Customer Contact Suite (“Ensemble”) and Unison® Call Management System (“Unison”). The following table represents the Company’s percentage of product revenue by product line for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Unison	63.6%	36.0%	54.8%	48.0%
Ensemble	2.7	21.5	7.3	22.2
ContactPro	1.7	40.2	1.8	27.8
EnsemblePro	27.8	—	31.4	—
Other	4.2	2.3	4.7	2.0

Total	100.0%	100.0%	100.0%	100.0%

Product revenue from international sources for the three months ended September 30, 2003 and 2002 totaled approximately $3.6 million and $4.2 million and for the nine months ended September 30, 2003 and 2002 totaled approximately $10.4 million and $11.2 million, respectively. The Company’s revenue from international sources was primarily generated from customers located in Asia Pacific and Europe. Substantially all of the Company’s product revenue for the periods presented was shipped from its headquarters located in the United States.

The following table represents the Company’s percentage of product revenue by geographic region for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
U.S.	70.3%	65.8%	70.4%	67.5%
Asia/Pacific	14.9	11.4	12.0	10.1
India	3.4	11.7	7.1	9.2
Europe	9.0	10.2	9.7	12.1
Other	2.4	0.9	0.8	1.1

Total	100.0%	100.0%	100.0%	100.0%

Substantially all of the Company’s assets are located in the United States.

11.	China Joint Venture

In late March 2003, the Company entered into a joint venture agreement with New World Xianlong Communication Limited (New World) to establish an operation in China, Concerto Software New World. The Company has a 50% equity interest in the joint venture with New World owning the other 50%. The joint venture’s operations are consolidated in the Company’s accompanying financial statements as the Company has operational control of the joint venture and the portion owned by New World is reflected as minority interest in the accompanying balance sheet and statement of operations.

PART I. FINANCIAL INFORMATION (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 contains certain safe harbors regarding forward-looking statements. Statements set forth herein may contain “forward-looking” information that involves risks and uncertainties. Actual future financial or operating results may differ materially from such forward-looking statements. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning,” or “plans to” are forward-looking, as are other statements concerning future financial or operating results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. These factors include, among others: inability to satisfy various conditions to the closing of the merger, including without limitation the failure of our stockholders to approve the merger; the costs related to the merger; the effect of the merger on vendor, supplier, customer or other business relationships; variability of our quarterly operating results due to, among other things, the number, size and scope of customer projects commenced and completed during a quarter, changes in employee utilization rates and changes in average billing rates; our dependence on the financial services industry; general economic uncertainty; concentration of revenues and our dependence on major customers; risks associated with fixed price contracts; our dependence on key personnel; intense competition in our industry; and risks associated with potential acquisitions. Such factors are described in greater detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues that the Company may face.

Ensemble and Unison are registered trademarks of Concerto Software, Inc. Concerto Software, CellIt, ContactPro, EnsemblePro and Lyricall are trademarks of Concerto Software, Inc. All other trade names and trademarks are those of their respective owners.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2002

Total revenue for the three months ended September 30, 2003 increased approximately $1.6 million or 6.3%, to $27.2 million compared to $25.5 million in the same period in 2002. Total revenue for the nine months ended September 30, 2003 increased approximately $5.4 million or 7.4%, to $79.0 million compared to $73.6 million in the same period in 2002.

Product revenue for the three months ended September 30, 2003 increased approximately $206,000, or 1.7%, to $12.2 million compared to the same period in 2002. Product revenue for the nine months ended September 30, 2003 increased approximately $799,000, or 2.3%, to $35.0 million compared to $34.2 million in the same period in 2002. The increase in product revenue for the three and nine months ended September 30, 2003 is due primarily to the product revenue associated with EnsemblePro, which was released in December

PART I. FINANCIAL INFORMATION (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

2002 and the continued strong product revenue contribution from North America and Asia Pacific offset by a decrease in demand for the Company’s Ensemble product and a decrease in the product revenue contribution from our European operations.

Cost of product revenue for the three months ended September 30, 2003 increased approximately $93,000, or 3.6%, to $2.7 million compared to the same period in 2002. Cost of product revenue for the nine months ended September 30, 2003 increased approximately $1.1 million, or 15.6%, to $7.8 million compared to the same period in 2002. As a percentage of product revenue, the cost of product revenue increased by 0.4% to 22.0% in the third quarter of 2003 compared to 21.6% for the same period in 2002. As a percentage of product revenue, the cost of product revenue increased by 2.5% to 22.3% in the first nine months of 2003 compared to 19.8% for the same period in 2002. The increase in product cost of goods sold was due primarily to the mix of products sold during the three and nine month periods ended September 30, 2003, as the Company’s EnsemblePro product has a higher cost of hardware components than the Company’s Unison and Ensemble products. In addition, included in the nine month results of 2003 are the costs associated with the sale of third party software completed by the Company pursuant to an OEM relationship, which yield an overall lower gross margin than the Company’s proprietary products.

Service revenue for the three month period ended September 30, 2003 increased approximately $1.4 million, or 10.4%, to $14.9 million compared to the same period in 2002. Service revenue for the first nine month period ended September 30, 2003 increased approximately $4.6 million, or 11.7%, to $44.0 million compared to the same period in 2002. The increase in service revenue for the three and nine months ended September 30, 2003 was due primarily to increased implementation and professional services revenue associated with the Company’s increased product revenue combined with an increase in maintenance revenue as the Company’s customer base continues to grow.

Cost of service revenue for the three months ended September 30, 2003 increased approximately $643,000, or 9.2%, to $7.6 million compared to the same period in 2002. Cost of service revenue for the nine months ended September 30, 2003 increased approximately $3.1 million, or 15.7%, to $22.8 million compared to the same period in 2002. As a percentage of service revenue, the cost of service revenue decreased by 0.5% to 51.0% for the three months ended September 30, 2003 compared to the same period in 2002. As a percentage of service revenue, the cost of service revenue increased by 1.8% to 51.8% for the nine months ended September 30, 2003 compared to the same period in 2002. The increase in cost of service revenue during the three and nine months ended September 30, 2003 was due primarily to increased outside consulting services, third party maintenance, payroll and related expenses including travel expenses resulting from increased implementation and professional service activities.

Research, development and engineering expenses for the three months ended September 30, 2003 decreased approximately $157,000, or 3.9% to $3.9 million compared to $4.1 million in the same period in 2002. Research, development and engineering expenses for the nine months ended September 30, 2003 decreased approximately $277,000, or 2.3%, to $11.9 million

PART I. FINANCIAL INFORMATION (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

compared to $12.1 million in the same period in 2002. The decrease for the three and nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to a decrease in overall occupancy charges allocated to research and development due to a reduction in the amount of office space utilized and other operating expenses offset by increased payroll and related expenses.

Selling, general and administrative expenses (“SG&A”) increased by approximately $572,000, or 5.2%, to $11.5 million for the three months ended September 30, 2003 compared to $11.0 million in the same period in 2002. SG&A expenses decreased by approximately $533,000, or 1.6%, to $33.2 million for the nine months ended September 30, 2003 compared to $33.8 million in the same period in 2002. The increase in SG&A for the three months ended September 30, 2003 was primarily due to an increase in legal fees as a result of the negotiation and review of the merger agreement with Melita and payroll-related expenses, including commissions. The decrease in SG&A for the nine months ended September 30, 2003 was primarily due to a decrease in depreciation, payroll-related expenses, and sales travel related costs compared to the same period in 2002.

In each of the three months ended September 30, 2003 and 2002, the Company recorded approximately $441,000 of amortization expense. In the nine months ended September 30, 2003 and 2002, the Company recorded approximately 1.3 million and $1.2 million, respectively, of amortization expense related to the purchased intangible assets from the acquisition of CellIt in January 2002.

Other income for the three and nine months ended September 30, 2003 was derived from the interest income generated from investments in corporate bonds, Eurodollar bonds, zero coupon bonds, Taxable Auction Securities, and similar financial instruments, net of investment fees. Included in other income for the nine months ended September 30, 2003 was $225,000 from the sale of an investment, which the company had previously written off it books. Other income, primarily interest income, decreased 79.6% and 30.7% for the three and nine months ended September 30, 2003 compared to the same periods in 2002 as a result of the overall decrease in the Company’s cash position from 2002 to 2003 and lower interest rates.

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. For the nine months ended September 30, 2003, the Company recorded income before income taxes of $2.6 million. As a result, during the first nine months of 2003, the Company recorded a provision of $662,000 for income taxes using an approximate 25% effective tax rate. The effective tax rate of 25% is less than the combined statutory federal and state tax rates primarily as a result of the utilization of available net operating losses and tax credits.

PART I. FINANCIAL INFORMATION (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company’s principal sources of liquidity were its cash and cash equivalents and marketable securities of approximately $28.8 million. At December 31, 2002, the Company’s cash and cash equivalents and marketable securities were approximately $35.1 million. The overall decrease of approximately $6.3 million in the total cash and marketable securities balances was due primarily to the payment of $2.5 million related to the January 2003 settlement of litigation with Manufacturing Administration and Management Systems, Inc. (“MAMS”) and associated legal fees, the purchase of $2.8 million of capital equipment and the repurchase of 584,300 shares of the Company’s common stock under its stock repurchase program for approximately $3.1 million.

Net cash used in operating activities for the nine months ended September 30, 2003 was approximately $1.1 million compared to $4.4 million for the same period in 2002. The decrease in cash used in operating activities for the nine months ended September 30, 2003 was due primarily to favorable operating results, a decrease in prepaid expense and other current assets, the recording of Minority interest in consolidated joint venture, offset by the decrease of $2.9 million in accrued expenses, of which $2.5 million related to the MAMS settlement in January 2003, compared to the same period in 2002.

Net cash provided by investing activities for the nine months ended September 30, 2003 was approximately $2.8 million compared to approximately $18.8 million for the same period in 2002. The Company had approximately $5.0 million of net maturities of investments in marketable securities during the first nine months of 2003, compared to approximately $32.4 million during the same period in 2002, of which the Company used $10.9 million for the acquisition of CellIt. Property and equipment purchases were approximately $2.8 million during the first nine months of 2003, compared to approximately $2.6 million during the same period in 2002.

Net cash used in financing activities for the nine months ended September 30, 2003 was approximately $3.0 million compared to approximately $12.2 million for the same period in 2002. The Company used $3.1 million of cash to repurchase 584,300 shares of its common stock for the nine months ended September 30, 2003, compared to using $11.3 million to repurchase 1.4 million shares of its common stock for the same period in 2002. The Company also used approximately $2.4 million more for the repayment of long-term debt for the nine months ended September 30, 2002 as compared to the same period in 2003, which was related to the assumption and retirement of debt associated with the CellIt merger. The Company received $1.4 million less in proceeds for the sale of its common stock related to employee option exercises and share purchases for the nine months ended September 30, 2003 compared to the same period in 2002.

PART I. FINANCIAL INFORMATION (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Company’s contractual obligations for future payments as of September 30, 2003 were composed of operating leases for the various office spaces leased by the Company and capital equipment leases. A summary of the amounts due under these leases is as follows:

	Payments Due by Period (In Thousands)
Contractual Obligation	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating Leases	$2,827	$4,825	$3,889	$3,290	$14,831
Capital Leases	$275	—	—	—	$275

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

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of September 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The Company’s investments are primarily short-term, Euro dollars bonds, corporate bonds, investment-grade commercial paper, tax advantaged auctioned securities, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

As of September 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Primary Market Risk Exposures.

The Company’s primary market risk exposures are interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be insignificant since the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was $104,000 for the nine months ended September 30, 2003. Currently, the Company does not engage in foreign currency hedging activities.

PART I. FINANCIAL INFORMATION (continued)

ITEMS 3 & 4. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISKS

(continued)

ITEM 4:	DISCLOSURE CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the disclosure controls and procedures of the Company as of September 30, 2003. Based on this evaluation they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to historical information contained herein, this report contains forward-looking statements concerning future expected financial and operating results. The Company’s future actual results could differ materially from the forward-looking statements discussed or implied in this report because of risks or uncertainties including, but not limited to, the difficulty in the development, marketing or selling of the company’s solutions, inability to satisfy various conditions to the closing of the merger, including without limitation the failure of our stockholders to approve the merger; the costs related to the merger; the effect of the merger on vendor, supplier, customer or other business relationships, difficulty with the recruitment and training of additional partners, risks associated with competition and competitive pricing pressures, technological change, the risk of not releasing products on time, new product introduction and market acceptance, stock price volatility, the ability to attract and retain key personnel, weakness in IT spending, weakness in the contact center market, general economic conditions in the United States and worldwide markets served by the Company, delays as a result of acts of terrorism and other geopolitical conflicts, or as a result of the regulatory changes, including restrictions placed on predictive dialing, telemarketing and web technologies and those other factors discussed from time to time in the Company’s public reports filed with the Securities and Exchange Commission, such as those discussed under “Certain Factors That May Affect Future Results” in the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K.

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

PART II. OTHER INFORMATION (continued)

(b) On July 17, 2003, the Company furnished a report on Form 8-K with the Securities and Exchange Commission. That report on Form 8-K, furnished pursuant to Item 9 of that form, stated that, on July 17, 2003, the Company reported its earnings for the three months ended June 30, 2003.

The Company did not file nor furnish and other reports on Form 8-K during the third fiscal quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERTO SOFTWARE, INC.

Date: October 27, 2003	By:	/s/ James D. Foy

James D. Foy Chief Executive Officer and President (Principal Executive Officer)

Date: October 27, 2003	By:	/s/ Michael J. Provenzano III

Michael J. Provenzano III Vice President of Finance and Chief Financial Officer (Principal Financial Officer)